Form 10-Q
period 2021-12-31
Jupiter Wellness Acquisition Corp.
filed 2022-02-09
CIK 1883799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 001-41126

JUPITER WELLNESS ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	87-2646504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1061 E. Indiantown Road, Suite 110 Jupiter, Florida 33477
(Address of Principal Executive Offices, including zip code)

(561) 244-7100
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	JWAC	The Nasdaq Stock Market LLC
Rights, exchangeable for one-eighth of one share of Class A common stock	JWACR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of February 7, 2022, there were 14,705,000 shares of Class A common stock and 3,450,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

JUPITER WELLNESS ACQUISITION CORP.
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2021

i

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

JUPITER WELLNESS ACQUISITION CORP
Balance Sheet

	December 31, 2021	September 30, 2021
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$1,322,218	$363,135
Prepaid expense	338,394	37,500
Total current assets	1,660,612	400,635

Cash and marketable securities held in Trust Account	139,380,546	—

Total assets	$141,041,158	$400,635

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accrued expense-related party	$3,667	$—
Total current liabilities	3,667	—

Non-current liabilities
Loan payable - related party	—	371,650
Deferred underwriting fee	4,830,000	—
Total non-current liabilities	4,830,000	371,650

Total liabilities	4,833,667	371,650

Commitments
Common stock subject to possible redemption, 13,800,000 shares at $10.10 per share	139,380,000	—

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, -0- shares issued and outstanding	—	—
Class A Common stock, $0.0001 par value, 100,000,000 shares authorized, 905,000 and 0 shares issued and outstanding as of December 31, 2021 and September 30, 2021, respectively	91	—
Class B Common stock, $0.0001 par value, 10,000,000 shares authorized, 3,450,000 and 2,875,000 shares issued and outstanding as of December 31, 2021 and September 30, 2021(1)	345	288
Additional paid in capital	—	49,712
Retained (deficits)	(3,172,945)	(21,015)
Total Stockholders’ Equity (Deficit)	(3,172,509)	28,985

Total Liabilities and Stockholders’ Equity (Deficit)	$141,041,158	$400,635

(1) In December 2021, the Company effected a dividend of 575,000 shares of Class B common stock, which resulted in an aggregate of 3,450,000 shares of Class B common stock outstanding. All share and associated amounts have been retroactively restated to reflect the share dividend (see Note 6).

The accompanying notes are an integral part of these unaudited financial statements

1

JUPITER WELLNESS ACQUISITION CORP.
Statement of Operations

For the Three Months Ended December 31, 2021

Operating expense
Officers compensation	$10,000
General and administrative expenses	116,123
Total operating expense	126,123

Other income:	—
Interest earned on marketable securities held in Trust Account	546
Net (loss) before income tax	(125,577)

Income tax	—

Net income (loss)	$(125,577)

Net income (loss) per share:
Weighted average shares outstanding, basic and dilutive
Class A - Common stock	3,516,413
Class B - Common stock	3,031,250

Basic and diluted net income (loss) per share
Class A - Common stock	$(0.04)
Class B - Common stock	$(0.04)

The accompanying notes are an integral part of these unaudited financial statements

2

JUPITER WELLNESS ACQUISITION CORP.
Statement of Changes in Stockholders' (Deficit)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficits	Total
Balance, September 14, 2021 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—

Class B common stock issued for cash (1)	—	—	—	—	2,875,000	288	49,712	—	50,000

Net (loss)	—	—	—	—	—	—	—	(21,015)	(21,015)

Balance, September 30, 2021	—	$—	—	$—	2,875,000	$288	$49,712	$(21,015)	$28,985

Sale of 13,800,000 Units at IPO	—	—	13,800,000	1,380	—	—	137,998,620	—	138,000,000

Stock Dividend	—	—	—	—	575,000	57	(57)	—	—

Offering Cost-Funds Flow	—	—	—	—	—	—	(3,155,917)	—	(3,155,917)

Class A units issued for Representative shares	—	—	276,000	28	—	—	(28)	—	—

Deferred underwriting fee	—	—	—	—	—	—	(4,830,000)	—	(4,830,000)

Sale of 629,000 private units	—	—	629,000	63	—	—	6,289,937	—	6,290,000

Common stock subject to possible redemption	—	—	(13,800,000)	(1,380)	—	—	(139,378,620)	—	(139,380,000)

Reclassification from negative additional paid-in capital to accumulated deficit	—	—	—	—	—	—	3,026,353	(3,026,353)	—

Net (loss)	—	—	—	—	—	—	—	$(125,577)	(125,577)

Balance, December 31, 2021	—	$—	905,000	$91	3,450,000	$345	$—	$(3,172,945)	$(3,172,509)

The accompanying notes are an integral part of these unaudited financial statements
3

JUPITER WELLNESS ACQUISITION CORP.
Statement of Cash Flows

For three months ended, December 31, 2021

Cash flows from operating activities:
Net (loss)	$(125,577)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	—
Interest earned on marketable securities held in Trust Account	(546)
Changes in operating assets and liabilities:
Prepaid expense	(300,894)
Accrued expense-related party	3,667
Business combination marketing fee	—
Net cash (used in) operating activities	(423,350)

Cash flows from investing activities:
Investment of cash in Trust Account	(139,380,000)
Net cash provided by investing activities	(139,380,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts and offering expenses paid	134,844,083
Proceeds from sale of private units	6,290,000
Repayment to notes payable - related parties	(371,650)
Net cash provided by financing activities	140,762,433

Net increase/(decrease) in cash and cash equivalents	959,083

Cash and cash equivalents at the beginning of the period	363,135

Cash and cash equivalents at the end of the period	$1,322,218

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—
Cash paid for income taxes	$—

Non-Cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$139,380,000
Business combination marketing fee	$4,830,000

The accompanying notes are an integral part of these unaudited financial statements
4

JUPITER WELLNESS ACQUISITION CORP.

Notes to Financial Statements

December 31, 2021

(UNAUDITED)

NOTE 1 - Organization and Business Operations

Jupiter Wellness Acquisition Corp. (the “Company”) is a blank check company incorporated on September 14, 2021 under the laws of the State of Delaware for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). The Company has not selected any potential business combination target, and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any potential business combination target with respect to an initial business combination with the Company. While the Company may pursue a Business Combination target in any business or industry, it intends to concentrate its efforts in identifying a target in the healthcare industry.

As of December 31, 2021, the Company had not yet commenced any operations. All activity through December 31, 2021 relates to the Company’s formation and its initial Public Offering (as defined below).  The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected September 30 as its fiscal year end.

On December 9, 2021, the Company consummated its IPO of 13,800,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units, the “Public Shares”) at $10.00 per unit, which included 1,800,000 Units issued pursuant to the full exercise by the Underwriters (as defined below) of their over-allotment option, and the private sale of an aggregate of 629,000 Units (the “Private Placement Units” and with respect to the shares of Class A common stock included in the Units, the “Private Placement Shares”) to its sponsor, Jupiter Wellness Sponsor LLC (the “Sponsor”) and I-Bankers Securities, Inc. (“I-Bankers”) at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $6,290,000 to the Company that closed simultaneously with the closing of the IPO (see Note 3). The Company’s Units have been listed on the Nasdaq Global Market (“Nasdaq”).

Transaction costs amounted to $7,985,917 consisting of $2,760,000 in cash of underwriting commissions, $4,830,000 of business combination marketing fee, and $395,917 of other offering costs. In addition, as of December 9, 2021, cash of $1,630,676 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions) at the time of the Company’s signing a definitive agreement in connection with its initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target business or assets sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Upon the closing of the IPO on December 9, 2021, the Company deposited $139,380,000 ($10.10 per Unit) from the proceeds of the IPO and certain proceeds of the sales of Private Placement Units in the trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

JUPITER WELLNESS ACQUISITION CORP.

Notes to Financial Statements

December 31, 2021

(UNAUDITED)

NOTE 1 - Organization and Business Operations (Continued)

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.10 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The shares of Class A common stock will be recorded at redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such completion of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to (i) waive its redemption rights with respect to their Private Placement Shares in connection with the completion of the Business Combination, (ii) waive its redemption rights with respect to their Private Placement Shares in connection with a stockholder vote to approve an amendment to the Company’s second amended and restated certificate of incorporation (a) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination within the Combination Period (as defined below) or (b) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive its rights to liquidating distributions from the Trust Account with respect to their Private Placement Shares if the Company fails to complete the Business Combination within the Combination Period. In addition, the Sponsor has agreed to vote any share it held in favor of the Business Combination.

Additionally, each public stockholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s second amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Company will have until 12 months from the closing of the IPO (or 18 months from the closing of the IPO if the Company may extend the period of time to consummate a Business Combination) (the “Combination Period”) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

JUPITER WELLNESS ACQUISITION CORP.

Notes to Financial Statements

December 31, 2021

(UNAUDITED)

NOTE 1 - Organization and Business Operations (Continued)

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares (as defined below) and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their business combination marketing fees (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.10).

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.10 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Underwriting Agreement and Business Combination Marketing Agreement

The Company engaged I-Bankers as the representative of the underwriters (the “Underwriters”) in the IPO of the Company’s Class A common stock, par value of $0.0001 per share (“Shares”), for $120 million and the simultaneous listing on Nasdaq. Pursuant to that certain underwriting agreement, I-Bankers acted as the representative of the Underwriters of the IPO for 12,000,000 Units at $10.00 per unit, plus an over-allotment option equal to 15% of the number of Units offered, or 1,800,000 Units, which was exercised in full simultaneously upon the closing of the IPO. The Company paid I-Bankers underwriters’ commission of $2,760,000, equal to 2.0% of the gross proceeds raised in the IPO for such services upon the consummation of the IPO (exclusive of any applicable finders’ fees which might become payable).

Upon the closing of the IPO, the Company issued to I-Bankers a five-year warrant to purchase 414,000 Shares of Class A common stock, equal to 3.0% of the Shares issued in the IPO (“Representative Warrants”). The exercise price of Representative Warrants is $12.00 per Share. In addition, I-Bankers was issued 276,000 shares of Class A common stock upon the consummation of IPO (“Representative Shares”).

In addition, under a business combination marketing agreement, the Company has engaged I-Bankers as an advisor in connection with the Business Combination and will pay I-Bankers a cash fee for such marketing services upon the consummation of the Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the IPO, including any proceeds from the exercise of the underwriters’ over-allotment option. The fee will become payable to the Underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

JUPITER WELLNESS ACQUISITION CORP.

Notes to Financial Statements

December 31, 2021

(UNAUDITED)

NOTE 1 - Organization and Business Operations (Continued)

Liquidity and Capital Resources

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since competed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for at least one year from the date that the financial statement was issued, and therefore substantial doubt has been alleviated.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of US Securities and Exchange Commission (“SEC”).

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act and modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

JUPITER WELLNESS ACQUISITION CORP.

Notes to Financial Statements

December 31, 2021

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company had $1,322,218 in cash as of December 31, 2021. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Marketable Securities Held in Trust Account

At December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. At December 31, 2021, $139,380,546 was held in the Trust Account.

Offering Costs Associated with the IPO

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. The Company incurred offering costs amounting to $7,985,917 as a result of the IPO consisting of $2,760,000 in cash of underwriting commissions, $4,830,000 of business combination marketing fee, and $395,917 of other offering costs. As of December 31, 2021, offering costs in the aggregate of $7,985,917 have been charged to stockholders’ equity.

Class A Common Stock Subject to Possible Redemption

All of the 13,800,000 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature. In accordance with the Accounting Standards Codification 480-10-S99-3A “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit. Accordingly, at December 31, 2021, the shares of Class A common stock subject to possible redemption in the amount of $139,380,000 were presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

JUPITER WELLNESS ACQUISITION CORP.

Notes to Financial Statements

December 31, 2021

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the federal depository insurance coverage corporation limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Business Combination Marketing Fee

Pursuant to the business combination marketing agreement, the Company has engaged I-Bankers as an advisor in connection with the Business Combination and will pay I-Bankers a cash fee for such marketing services upon the consummation of the Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the IPO, including any proceeds from the full or partial exercise of the underwriters’ over-allotment option.

Stock-Based Compensation

The Company recognizes compensation costs to employees under FASB Accounting Standards Codification 718 “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options and warrants. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

On September 14, 2021, the inception date, the Company adopted Accounting Standards Update (“ASU”) No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There were no unrecognized tax benefits as of December 31, 2021. Deferred tax assets were deemed to be de minimis as of December 31, 2021.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination

JUPITER WELLNESS ACQUISITION CORP.

Notes to Financial Statements

December 31, 2021

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (continued)

by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2021.

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the three months ended December 31, 2021.

Warrants

ASC 480 requires a reporting entity to classify certain freestanding financial instruments as liabilities (or in some cases as assets). ASC 480-10-S99 addresses concerns raised by the SEC regarding the financial statement classification and measurement of securities subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. If the stock subject to mandatory redemption provisions represents the only shares in the reporting entity, it must report instruments in the liabilities section of its statement of financial position. The stock subject must then describe them as shares subject to mandatory redemption, so as to distinguish the instruments from other financial statement liabilities. The Company concludes that the warrants to I-Bankers do not exhibit any of the above characteristics and, therefore, are outside the scope of ASC 480. The warrants were issued in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity. Such guidance provides that because the warrants meet the criteria for equity treatment.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

NOTE 3 - PUBLIC OFFERING

At the IPO, the Company sold 13,800,000 Units at a purchase price of $10.00 per Unit, which included 1,800,000 Units issued pursuant to the full exercise by the Underwriters of their over-allotment option, generating gross proceeds to the Company of $138,000,000. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A common stock”), and one right to receive one-eighth of one share of Class A common stock upon the consummation of the Company’s initial business combination (see Note 6).

A total of $139,380,000 of the net proceeds from the IPO and the sale of the Private Placement Units was placed in a U.S.-based Trust Account maintained by American Stock Transfer & Trust Company, LLC, acting as trustee.

NOTE 4 - RELATED PARTY TRANSACTIONS

Founder Shares

On September 20, 2021, the Sponsor purchased 2,875,000 shares of the Company’s Class B common stock (the “Founder Shares”) for an aggregate purchase price of $50,000.

JUPITER WELLNESS ACQUISITION CORP.

Notes to Financial Statements

December 31, 2021

(UNAUDITED)

NOTE 4 - RELATED PARTY TRANSACTIONS

Founder Shares (continued)

In December 2021, the Company effected a 0.2 for 1 stock dividend for each share of Class B common stock outstanding (which has been accounted for as a stock split) of 575,000 shares of Class B common stock, which resulted in an aggregate of 3,450,000 shares of Class B common stock outstanding. All share and associated amounts have been retroactively restated to reflect the share dividend.

The Founder Shares include an aggregate of up to 450,000 shares of Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the IPO. On December 9, 2021, the Underwriter exercised the over-allotment option in full. As a result, no Founder Shares is subject to for forfeiture (see Note 3).

Private Placement

Concurrently with the closing of the IPO, the Sponsor and the Underwriters purchased an aggregate of 629,000 Private Placement Units, generating gross proceeds of $6,290,000 in aggregate in a private placement. Each Private Placement Unit will consist of one share of Class A common stock and one right. Each right underlying the Private Placement Unit (the "Private Placement Right") will entitle the holder to receive one-eighth of one share of Class A common stock at the closing of a Business Combination. The proceeds from the sale of the Private Placement Units have been added to the net proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placements Units and all underlying securities will expire worthless.

The Private Placement Units (including the underlying Private Placement Rights, the Private Placement Shares and the shares of Class A common stock issuable upon conversion of the Private Placement Rights) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination (except as described under the section of the IPO prospectus entitled “Principal Stockholders — Restrictions on Transfers of Founder Shares and Private Placement Units”). Following such period, the Private Placement Units (including the underlying Private Placement Rights, the Private Placement Shares and the shares of Class A common stock issuable upon conversion of the Private Placement Rights) will be transferable, assignable or salable, except that the Private Placement Units will not trade.

Accrued Expenses - Related Parties

Pursuant to the executed Offer Letters, the Company agreed to pay the Company’s Chief Financial Officer $5,000 in cash per month starting from December 9, 2021. As of December 31, 2021 and September 30, 2021, the Company had accrued expenses – related parties in amount of $3,667 and $0 in connection with the accrued compensation to the Company’s management and directors.

Sponsor Note Payable

As of September 30, 2021, the Company had a loan payable to the Sponsor in amount of $371,650 with zero interest (the “Loan”). The Loan is unsecured. Under no circumstances shall any individual, including but not limited to any officer, director, employee or stockholder of the Company, be obligated personally for any obligations or liabilities of the Loan. The proceeds of the Loan are used to pay a portion of the offering expenses of the IPO. The amount payable under the promissory note was paid in cash upon the closing of the IPO. As of December 31, 2021, the note has been fully repaid in cash.

JUPITER WELLNESS ACQUISITION CORP.

Notes to Financial Statements

December 31, 2021

(UNAUDITED)

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, no Working Capital Loans were outstanding.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Units (and their underlying securities), the Representative Shares, the Representative Warrants (and their underlying securities), the 300,000 shares of Class A common stock issuable to the Company’s directors and officers within 10 days following the Business Combination and any Units that may be issued upon conversion of the Working Capital Loans (and their underlying securities) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company had granted the Underwriters a 30-day option from the date of IPO to purchase up to 1,800,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions.

Simultaneously upon the closing of the IPO, the Underwriters exercised the over-allotment option in full. As such, the Underwriters were paid an underwriting discount and commission of $0.20 per Unit, or $2,760,000 in the aggregate payable upon the closing of the IPO, and I-Bankers was entitled to a business combination marketing fee of $4,830,000 in the aggregate, which is held in the Trust Account and payable upon completion of the Business Combination.

NOTE 6 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue a total of 111,000,000 shares, par value of $0.0001 per share, consisting of (a) 110,000,000 shares of common stock, including (i) 100,000,000 shares of Class A common stock, and (ii) 10,000,000 shares of Class B common stock, and (b) 1,000,000 shares of preferred stock (the “Preferred Stock”).

JUPITER WELLNESS ACQUISITION CORP.

Notes to Financial Statements

December 31, 2021

(UNAUDITED)

NOTE 6 - STOCKHOLDERS’ EQUITY (Continued)

As of December 31, 2021, there were 905,000 shares of Class A common stock and 3,450,000 shares of Class B common stock issued and outstanding, which such amount having been restated to reflect a 0.2 for 1 stock dividend for each share of Class B common stock outstanding in December 2021 (excluding 13,800,000 shares of Class A common stock subject to possible redemption).

Of the 3,450,000 shares of Class B common stock outstanding, an aggregate of up to 450,000 shares of Class B common stock were subject to forfeiture, to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding common stock after the IPO (assuming Sponsor does not purchase any Public Shares in the IPO). As a result of the Underwriters’ full exercise of the over-allotment option on December 9, 2021, no share of Class B common stock is subject to forfeiture.

As of December 31, 2021, no share of Preferred Stock was issued or outstanding. The designations, voting and other rights and preferences of the Preferred Stock may be determined from time to time by the Company’s board of directors.

Rights

Each holder of a right will receive one-eighth (1/8) of one share of Class A common stock upon consummation of a Business Combination. In the event the Company will not be the surviving entity upon completion of the Company’s initial Business Combination, each holder of a public right will automatically receive the 1/8 share of Class A common stock underlying such public right (without paying any additional consideration); and each holder of a Private Placement Right or right underlying Units to be issued upon conversion of the Working Capital Loans will be required to affirmatively convert its rights in order to receive the 1/8 share of Class A common stock underlying each right (without paying any additional consideration). If the Company is unable to complete an initial Business Combination within the required time period and public stockholders redeem the public shares for the funds held in the Trust Account, holders of rights will not receive any such funds in exchange for their rights and the rights will expire worthless. The Company will not issue fractional shares upon conversion of the rights. If, upon conversion of the rights, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exchange, comply with Section 155 of the Delaware General Corporation Law. The Company will make the determination of how to treat fractional shares at the time of its initial Business Combination and will include such determination in the proxy materials that it will send to stockholders for their consideration of such initial Business Combination.

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

Representative Warrants and Representative Shares

Upon the closing of the IPO, the Company issued to the Underwriters Representative Warrants, the exercise price of which will be $12.00 per Share, and 276,000 Representative Shares.

The Representative Warrants shall be exercisable, in whole or in part, commencing the later of December 9, 2022 and the closing of the Company’s initial Business Combination and terminating on December 9, 2026.

JUPITER WELLNESS ACQUISITION CORP.

Notes to Financial Statements

December 31, 2021

(UNAUDITED)

NOTE 6 - STOCKHOLDERS’ EQUITY (Continued)

Representative Warrants and Representative Shares (Continued)

The Company accounted for the 414,000 warrants as an expense of the IPO resulting in a charge directly to stockholders’ equity. The fair value of Representative Warrants was estimated to be approximately $1,087,164 (or $2.626 per warrant) using the Black-Scholes option-pricing model. The fair value of the Representative Warrants granted to the Underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.18% and (3) expected life of five years. The Representative Warrants and the shares of Class A common stock underlying Representative Warrants have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up immediately following December 9, 2021 pursuant to FINRA Rule 5110(e)(1). The Representative

Warrants grants to holders demand and “piggy back” rights for periods of five and seven years from December 9, 2021. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of shares issuable upon exercise of the Representative Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the Representative Warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price.

The Underwriters agreed not to transfer, assign or sell any of the Representative Shares without the Company’s prior written consent until the completion of the Business Combination. The Underwriters agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to the Representative Shares if the Company fails to complete its initial Business Combination within Combination Period. The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following December 9, 2021 pursuant to FINRA Rule 5110(e)(1).

NOTE 7 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Jupiter Wellness Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Jupiter Wellness Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on September 14, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash from the proceeds of the initial public offering and the sale of the private units, our capital stock, debt or a combination of cash, stock and debt.

All activity through December 31, 2021 relates to our formation, initial public offering, and search for a prospective Initial Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for the initial public offering, described below, and searching for a prospective Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for targets for our Initial Business Combination.

For the three months ended December 31, 2021, we had a net loss of 125,577, which consisted of operating costs of $126,123 and interest income of $546 on marketable securities held in the Trust Account.

Liquidity and Capital Resources

On December 9, 2021, we consummated the initial public offering of 13,800,000 units, which included the full exercise of the underwriter’s option to purchase up to an additional 1,800,000 units at the initial public offering price to cover over-allotments, at a price of $10.00 per unit, generating gross proceeds of $138,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 629,000 placement units at a price of $10.00 per placement unit in a private placement to the Sponsor and I-Bankers Securities, Inc., generating gross proceeds of $6,290,000.

Following the initial public offering and the private placement, a total of $139,380,000 was placed in the trust account. We incurred $7,985,917 consisting of $2,760,000 in cash of underwriting commissions, $4,830,000 of business combination marketing fee, and $395,917 of other offering costs.

As of December 31, 2021, we had marketable securities held in the Trust Account of $139,380,000 consisting of both cash and U.S. treasury bills with a maturity of 185 days or less.

We had $1,322,218 of cash held outside of the Trust Account as of December 31, 2021. The Company did not have any cash equivalents as of December 31, 2021.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the placement units.

We anticipate that the $1,322,218 outside of the Trust account as of December 31, 2021 will not be sufficient to allow us to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Moreover, we may need to obtain additional financing to consummate our Initial Business Combination but there is no assurance that new financing will be available to us on commercially acceptable terms. Furthermore, if we are not able to consummate a Business Combination by December 9, 2022, it will trigger our automatic winding up, liquidation and dissolution. We may extend the Combination Period by up to six months if the Sponsor deposits $1,380,000 into our Trust Account for each three-month extension but there is no assurance that the Sponsor will do so. These conditions raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. We don’t believe there are any critical accounting policies or estimates.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

Common Stock Subject to Possible Redemption

All of the 13,800,000 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature. In accordance with the Accounting Standards Codification 480-10-S99-3A “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit. Accordingly, at December 9, 2021, the shares of Class A common stock subject to possible redemption in the amount of $139,380,00 were presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

We have engaged I-Bankers Securities, Inc. as an advisor in connection with our business combination to assist us in holding meetings with our stockholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial business combination, assist us in obtaining stockholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. We will pay I-Bankers Securities, Inc. a cash fee of $4,830,000 for such services upon the consummation of our initial business combination (exclusive of any applicable finders’ fees which might become payable).

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, during the period covered by this report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended December 31, 2021, there have been no changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our registration statements on Form S-1 (Nos. 333-260667 and 333-261513). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our Registration Statements, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 9, 2021, we consummated the initial public offering of 13,800,000 units, which included the full exercise of the underwriter’s option to purchase up to an additional 1,800,000 units at the initial public offering price to cover over-allotments. The units sold in the initial public offering and the full exercise of over-allotment option sold at an offering price of $10.00 per unit, generating total gross proceeds of $138,000,000. I-Bankers Securities, Inc. acted as sole book-running manager of our initial public offering. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (Nos. 333-260667 and 333-261513).

Simultaneously with the consummation of our initial public offering and the full exercise of the underwriters’ over-allotment option, we consummated the private placement of an aggregate of 629,000 units at a price of $10.00 per placement unit, generating total proceeds of $6,290,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The placement units are identical to the units sold in the initial public offering, except as otherwise disclosed in the Registration Statement.

Of the gross proceeds received from the initial public offering including the over-allotment option, and the placement units, $139,380,000 was placed in the trust account.

We paid a total of $2,760,000 in underwriting discounts and commissions and $395,917 for other offering costs related to the initial public offering.

There has been no material change in the planned use of the proceeds from the initial public offering and private placement as is described in the Company’s final prospectus related to the initial public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(2)
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.
(1)	Previously filed as Exhibit 3.1 to our Current Report on Form 8-K filed December 9, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on November 1, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUPITER WELLNESS ACQUISITION CORP.

Date: February 9, 2022	By:	/s/ Brian S. John
	Name:	Brian S. John
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2022	By:	/s/ Ke Li
	Name:	Ke Li
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

