Form 10-Q
period 2022-03-31
Jupiter Wellness Acquisition Corp.
filed 2022-05-13
CIK 1883799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒Smaller reporting company
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

As of May 13, 2022, there were 14,705,000 shares of Class A common stock and 3,450,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

JUPITER WELLNESS ACQUISITION CORP.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

JUPITER WELLNESS ACQUISITION CORP.
Balance Sheets

	March 31, 2022	September 30, 2021
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$1,245,647	$363,135
Prepaid expense	290,619	37,500
Cash and marketable securities held in Trust Account	139,367,155	—
Total current assets	140,903,421	400,635

Total assets	$140,903,421	$400,635

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accrued expense-related party	$18,667	$—
Accrued expense	99,687	—
Deferred underwriting fee	4,830,000	—
Total current liabilities	4,948,354	—

Non-current liabilities
Loan payable - related party	—	371,650
Total non-current liabilities	—	371,650

Total liabilities	4,948,354	371,650

Commitments
Common stock subject to possible redemption, 13,800,000 shares at $10.10 per share	139,380,000	—

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, -0- shares issued and outstanding	—	—
Class A Common stock, $0.0001 par value, 100,000,000 shares authorized, 905,000 and 0 shares issued and outstanding as of March 31, 2022 and September 30, 2021, respectively	91	—
Class B Common stock, $0.0001 par value, 10,000,000 shares authorized, 3,450,000 and 2,875,000 shares issued and outstanding as of March 31, 2022 and September 30, 2021(1)	345	288
Additional paid in capital	—	49,712
Retained (deficits)	(3,425,369)	(21,015)
Total Stockholders’ Equity (Deficit)	(3,424,933)	28,985

Total Liabilities and Stockholders’ Equity (Deficit)	$140,903,421	$400,635

(1) In December 2021, the Company effected a dividend of 575,000 shares of Class B common stock, which resulted in an aggregate of 3,450,000 shares of Class B common stock outstanding. All share and associated amounts have been retroactively restated to reflect the share dividend (see Note 6).
The accompanying notes are an integral part of these unaudited financial statements

JUPITER WELLNESS ACQUISITION CORP.
Statements of Operations

	For the Three Months Ended March 31, 2022	For the Six Months Ended March 31, 2022

Operating expense
Officers compensation	$8,667	$18,667
General and administrative expenses	230,366	346,489
Total operating expense	239,033	365,156

Other income (loss):
Interest earned on marketable securities held in Trust Account	13,406	13,952
Unrealized loss from the trust account	(26,797)	(26,797)
Total other (loss)	(13,391)	(12,845)

Net (loss) before income tax	(252,424)	(378,001)

Income tax	—	—

Net income (loss)	$(252,424)	$(378,001)

Net income (loss) per share:
Weighted average shares outstanding, basic and dilutive
Class A - Common stock	14,705,000	9,049,231
Class B - Common stock	3,450,000	3,450,000

Basic and diluted net income (loss) per share
Class A - Common stock	$(0.01)	$(0.03)
Class B - Common stock	$(0.01)	$(0.03)

The accompanying notes are an integral part of these unaudited financial statements

JUPITER WELLNESS ACQUISITION CORP.
Statements of Changes in Stockholders' (Deficit)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficits	Total
Balance, September 14, 2021 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—

Class B common stock issued for cash	—	—	—	—	2,875,000	288	49,712	—	50,000

Net (loss)	—	—	—	—	—	—	—	(21,015)	(21,015)

Balance, September 30, 2021	—	$—	—	$—	2,875,000	$288	$49,712	$(21,015)	$28,985

Sale of 13,800,000 Units at IPO	—	—	13,800,000	1,380	—	—	137,998,620	—	138,000,000

Stock Dividend	—	—	—	—	575,000	57	(57)	—	—

Offering Cost-Funds Flow	—	—	—	—	—	—	(3,155,917)	—	(3,155,917)

Class A units issued for Representative shares	—	—	276,000	28	—	—	(28)	—	—

Deferred underwriting fee	—	—	—	—	—	—	(4,830,000)	—	(4,830,000)

Sale of 629,000 private units	—	—	629,000	63	—	—	6,289,937	—	6,290,000

Common stock subject to possible redemption	—	—	(13,800,000)	(1,380)	—	—	(139,378,620)	—	(139,380,000)

Reclassification from negative additional paid-in capital to accumulated deficit	—	—	—	—	—	—	3,026,353	(3,026,353)	—

Net (loss)	—	—	—	—	—	—	—	(125,577)	(125,577)

Balance, December 31, 2021	—	$—	905,000	$91	3,450,000	$345	$—	$(3,172,945)	$(3,172,509)

Net (loss)	—	—	—	—	—	—	—	(252,424)	(252,424)

Balance, March 31, 2022	—	$—	905,000	$91	3,450,000	$345	$—	$(3,425,369)	$(3,424,933)

The accompanying notes are an integral part of these unaudited financial statements

JUPITER WELLNESS ACQUISITION CORP.
Statement of Cash Flows

For six months ended, March 31, 2022

Cash flows from operating activities:
Net (loss)	$(378,001)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Interest earned on marketable securities held in Trust Account	(13,952)
Unrealized loss from the trust account	26,797
Changes in operating assets and liabilities:
Prepaid expense	(253,119)
Accrued expense-related party	18,667
Accrued expense	99,687
Net cash (used in) operating activities	(499,921)

Cash flows from investing activities:
Investment of cash in Trust Account	(139,380,000)
Net cash (used in) financing activities	(139,380,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts and offering expenses paid	134,844,083
Proceeds from sale of private units	6,290,000
Repayment to notes payable - related parties	(371,650)
Net cash provided by financing activities	140,762,433

Net increase/(decrease) in cash and cash equivalents	882,512

Cash and cash equivalents at the beginning of the period	363,135

Cash and cash equivalents at the end of the period	$1,245,647

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—
Cash paid for income taxes	$—

Non-Cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$139,380,000
Business combination marketing fee	$—

The accompanying notes are an integral part of these unaudited financial statements

JUPITER WELLNESS ACQUISITION CORP.

Notes to Financial Statements

March 31, 2022

(UNAUDITED)

Note 1 — Organization and Business Operations

Jupiter Wellness Acquisition Corporation (the “Company”) is a blank check company incorporated on September 14, 2021 under the laws of the State of Delaware for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). The Company has not selected any potential business combination target, and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any potential business combination target with respect to an initial business combination with the Company. While the Company may, subject to certain limitations, pursue a Business Combination target with operations or prospects in the digital healthcare and AI in medicine sector in the global market.

As of March 31, 2022, the Company had not yet commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, its initial Public Offering (as defined below) and search for a target for its initial Business Combination.  The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected September 30 as its fiscal year end.

On December 9, 2021, the Company consummated its IPO of 13,800,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units, the “Public Shares”) at $10.00 per unit, which included 1,800,000 Units issued pursuant to the full exercise by the Underwriters (as defined below) of their over-allotment option, and the private sale of an aggregate of 629,000 Units (the “Private Placement Units” and with respect to the shares of Class A common stock included in the Units, the “Private Placement Shares”) to its sponsor, Jupiter Wellness Sponsor LLC (the “Sponsor”) and I-Bankers Securities, Inc. (“I-Bankers”) at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $6,290,000 to the Company that closed simultaneously with the closing of the IPO (see Note 3). The Company’s Units were listed on the Nasdaq Global Market (“Nasdaq”) under the ticker symbol “JWACU” until January 7, 2022, when the Company’s Units were separated and ceased to trade, and the shares of the Company’s Class A common stock and rights, which together comprised the Units, commenced trading separately with the ticker symbols “JWAC” and “JWAR,” respectively.

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

Note 1 — Organization and Business Operations (Continued)

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

Note 1 — Organization and Business Operations (Continued)

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

Note 1 — Organization and Business Operations (Continued)

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

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

NOTE 2 ─ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2 ─ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Cash and Cash Equivalents

The Company had $1,245,647 in cash as of March 31, 2022. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022.

Marketable Securities Held in Trust Account

At March 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. At March 31, 2022, $139,367,155 was held in the Trust Account.

Offering Costs Associated with the IPO

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. The Company incurred offering costs amounting to $7,985,917 as a result of the IPO consisting of $2,760,000 in cash of underwriting commissions, $4,830,000 of business combination marketing fee, and $395,917 of other offering costs. As of March 31, 2022, offering costs in the aggregate of $7,985,917 have been charged to stockholders’ equity.

Class A Common Stock Subject to Possible Redemption

All of the 13,800,000 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature. In accordance with the Accounting Standards Codification 480-10-S99-3A “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit. Accordingly, at March 31, 2022, the shares of Class A common stock subject to possible redemption in the amount of $139,380,000 were presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

NOTE 2 ─ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There were no unrecognized tax benefits as of March 31, 2022. Deferred tax assets were deemed to be de minimis as of March 31, 2022.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2022.

NOTE 2 ─ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (continued)

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the three months ended March 31, 2022.

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

NOTE 3 ─ PUBLIC OFFERING

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

NOTE 4 ─ RELATED PARTY TRANSACTIONS

Founder Shares

On September 20, 2021, the Sponsor purchased 2,875,000 shares of the Company’s Class B common stock (the “Founder Shares”) for an aggregate purchase price of $50,000.

NOTE 4 ─ RELATED PARTY TRANSACTIONS (Continued)

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

Accrued Expenses - Related Parties

Pursuant to the executed Offer Letters, the Company agreed to pay the Company’s Chief Financial Officer $5,000 in cash per month starting from December 9, 2021. As of March, 31, 2022 and September 30, 2021, the Company had accrued expenses – related parties in amount of $18,667 and $0 in connection with the accrued compensation to the Company’s management and directors.

Sponsor Note Payable

As of September 30, 2021, the Company had a loan payable to the Sponsor in amount of $371,650 with zero interest (the “Loan”). The Loan is unsecured. Under no circumstances shall any individual, including but not limited to any officer, director, employee or stockholder of the Company, be obligated personally for any obligations or liabilities of the Loan. The proceeds of the Loan are used to pay a portion of the offering expenses of the IPO. These amounts will be repaid upon completion of an initial business combination. As of March 31, 2022, the note has been fully repaid by cash.

NOTE 4 ─ RELATED PARTY TRANSACTIONS (Continued)

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022, no Working Capital Loans were outstanding.

NOTE 5 ─ COMMITMENTS AND CONTINGENCIES

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

NOTE 6 ─ STOCKHOLDERS’ EQUITY

The Company is authorized to issue a total of 111,000,000 shares, par value of $0.0001 per share, consisting of (a) 110,000,000 shares of common stock, including (i) 100,000,000 shares of Class A common stock, and (ii) 10,000,000 shares of Class B common stock, and (b) 1,000,000 shares of preferred stock (the “Preferred Stock”).

NOTE 6 ─ STOCKHOLDERS’ EQUITY (Continued)

As of March 31, 2022, there were 905,000 shares of Class A common stock and 3,450,000 shares of Class B common stock issued and outstanding, which such amount having been restated to reflect a 0.2 for 1 stock dividend for each share of Class B common stock outstanding in December 2021 (excluding 13,800,000 shares of Class A common stock subject to possible redemption).

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

As of March 31, 2022, no share of Preferred Stock was issued or outstanding. The designations, voting and other rights and preferences of the Preferred Stock may be determined from time to time by the Company’s board of directors.

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

NOTE 6 ─ STOCKHOLDERS’ EQUITY (Continued)

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

NOTE 7 ─ SUBSEQUENT EVENTS

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”) and in Part II, Item 1A of this Quarterly Report and in subsequent reports we file with the SEC. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

All activity through March 31, 2022 relates to our formation, initial public offering, and search for a target for our initial Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2022 were organizational activities and those necessary to prepare for the initial public offering, described below, and searching for a target for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for targets for our Initial Business Combination.

For the six months ended March 31, 2022, we had a net loss of $378,001, which consisted of operating costs of $365,156 and other loss of $12,845 on marketable securities held in the Trust Account.

For the three months ended March 31, 2022, we had a net loss of $252,424, which consisted of operating costs of $239,033 and other loss of $13,391 on marketable securities held in the Trust Account.

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

As of March 31, 2022, we had marketable securities held in the Trust Account of $139,367,155 consisting of both cash and U.S. treasury bills with a maturity of 185 days or less.

We had $1,245,647 of cash held outside of the Trust Account as of March 31, 2022. The Company did not have any cash equivalents as of March 31, 2022.

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

We anticipate that the $1,245,647 outside of the Trust account as of March 31, 2022 will not be sufficient to allow us to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Moreover, we may need to obtain additional financing to consummate our Initial Business Combination but there is no assurance that new financing will be available to us on commercially acceptable terms. Furthermore, if we are not able to consummate a Business Combination by December 9, 2022, it will trigger our automatic winding up, liquidation and dissolution. We may extend the Combination Period by up to six months if the Sponsor deposits $1,380,000 into our Trust Account for each three-month extension but there is no assurance that the Sponsor will do so. These conditions raise substantial doubt about our ability to continue as a going concern.

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, during the period covered by this report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2022, there have been no changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our registration statements on Form S-1 (Nos. 333-260667 and 333-261513). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. In addition, you should consider the following:

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We are aware of litigation against special purpose acquisition companies asserting that notwithstanding the foregoing, those special purpose acquisition companies should be considered investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.05 per share on the liquidation of our trust account and our warrants will expire worthless.

On March 30, 2022, the SEC issued proposed rules relating to, among other matters, the extent to which SPACs could become subject to regulation under the Investment Company Act. The SEC’s proposed rule under the Investment Company Act would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a report on Form 8-K with the Commission announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although that proposed safe harbor rule has not yet been adopted, the SEC has indicated that are serious questions concerning the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule.

The proposed safe harbor rule has not yet been adopted, and one or more elements of the proposed safe harbor rule may not be adopted or may be adopted in a revised form. Nevertheless, we intend to comply with the terms of the proposed safe harbor rule, including the duration component of that rule, when and if adopted . As a result, we do not believe that the SEC would deem us to be an investment company for purposes of the Investment Company Act. However, if we were deemed to be an investment company for purposes of the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and could increase the costs and time needed to complete a business combination or impair our ability to complete a business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.05 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively eliminating the safe harbor relating to the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act , including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities.. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time needed to complete an initial business combination or impair our ability to complete a business combination.

The Russian invasion of Ukraine has had an immediate and material adverse effect on financial and business conditions worldwide in a manner that could materially and adversely affect the business and prospects of potential targets for our initial business combination. These circumstances could reduce the number of attractive targets for our initial business combination, increase the cost of our initial business combination and delay or prevent us from completing our initial business combination.

On February 24, 2022, the Russian Federation launched an invasion of Ukraine that has continued to escalate without any resolution of the invasion foreseeable in the near future with the short and long-term impact on financial and business conditions worldwide, remaining highly uncertain. The United States has been joined by the European Union, Canada and other countries across the globe in imposing new and stricter sanctions against the Russian Federation in a manner that has resulted in higher energy prices and higher prices for raw materials and goods and services and disruptions to supply and distribution chains in a manner that has contributed to higher inflation. The United States, the European Union, Canada and other countries across the globe may impose additional sanctions against the Russian Federation as the conflict continues to escalate. The impact of the sanctions also includes disruptions to financial markets, an inability to complete financial or banking transactions, restrictions on travel and an inability to service existing or new customers in a timely manner in the affected areas of Europe. Many multinational corporations have exceeded what is required by the newer and stricter sanctions in reducing or terminating their business ties to the Russian Federation. The Russian Federation could resort to cyberattacks and other action that impact businesses across Europe including those without any direct business ties to the Russian Federation. These circumstances, combined with the active conflict involving Russia remains a substantial source of uncertainty. This uncertainty may impact our ability to identify a target and if a target is identified to close a business combination.

Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described above, there have been no material changes to the risk factors disclosed in our Registration Statements, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any unregistered equity securities during the three months ended March 31, 2022.

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

JUPITER WELLNESS ACQUISITION CORP.

Date: May 13, 2022	By:	/s/ Brian S. John
	Name:	Brian S. John
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Ke Li
	Name:	Ke Li
	Title:	Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

