Form 10-Q
period 2022-06-30
Jupiter Wellness Acquisition Corp.
filed 2022-08-11
CIK 1883799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 001-41126

JUPITER WELLNESS ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	87-2646504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1061 E. Indiantown Road,Suite 110 Jupiter, Florida 33477
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

As of August 11, 2022 there were 14,705,000 shares of Class A common stock and 3,450,000  shares of Class B common stock, $0.0001 par value, issued and outstanding.

JUPITER WELLNESS ACQUISITION CORP.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

JUPITER WELLNESS ACQUISITION CORP.
Balance Sheets

	June 30, 2022	September 30, 2021
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$896,510	$363,135
Prepaid expense	248,596	37,500
Cash and marketable securities held in Trust Account	139,558,041	—
Total current assets	140,703,147	400,635

Total assets	$140,703,147	$400,635

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accrued expense - related party	$13,667	$—
Accrued expense	3,478	—
Deferred underwriting fee	4,830,000	—
Total current liabilities	4,847,145	—

Non-current liabilities
Loan payable - related party	—	371,650
Total non-current liabilities	—	371,650

Total liabilities	4,847,145	371,650

Commitments
Common stock subject to possible redemption, 13,800,000 shares at $10.10 per share	139,380,000	—

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, -0- shares issued and outstanding	—	—
Class A Common stock, $0.0001 par value, 100,000,000 shares authorized, 905,000 and 0 shares issued and outstanding as of June 30, 2022 and September 30, 2021, respectively	91	—
Class B Common stock, $0.0001 par value, 10,000,000 shares authorized, 3,450,000 shares issued and outstanding as of June 30, 2022 and September 30, 2021(1)	345	345
Additional paid in capital	—	49,655
Retained (deficits)	(3,524,434)	(21,015)
Total Stockholders’ Equity (Deficit)	(3,523,998)	28,985

Total Liabilities and Stockholders’ Equity (Deficit)	$140,703,147	$400,635

(1) In December 2021, the Company effected a dividend of 575,000 shares of Class B common stock, which resulted in an aggregate of 3,450,000 shares of Class B common stock outstanding. All share and associated amounts have been retroactively restated to reflect the share dividend (see Note 6).
The accompanying notes are an integral part of these unaudited financial statements

JUPITER WELLNESS ACQUISITION CORP.
Statements of Operations

	For the Three Months Ended June 30, 2022	For the Nine Months Ended June 30, 2022

Operating expense
Officers compensation	$15,000	$33,667
General and administrative expenses	274,951	621,440
Total operating expense	289,951	655,107

Other income (loss):	190,886	178,041

Net (loss) before income tax	(99,065)	(477,066)

Net income (loss)	$(99,065)	$(477,066)

Net income (loss) per share:
Weighted average shares outstanding, basic and dilutive
Class A - Common stock	14,705,000	10,934,487
Class B - Common stock	3,450,000	3,450,000

Basic and diluted net income (loss) per share
Class A - Common stock	$0.01	$(0.02)
Class B - Common stock	$(0.02)	$(0.05)

The accompanying notes are an integral part of these unaudited financial statements

JUPITER WELLNESS ACQUISITION CORP.
Statements of Changes in Stockholders' (Deficit)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficits	Total
Balance, September 30, 2021	—	$—	—	$—	3,450,000	$345	$49,655	$(21,015)	$28,985

Sale of 13,800,000 Units at IPO	—	—	13,800,000	1,380	—	—	137,998,620	—	138,000,000

Offering Cost-Funds Flow	—	—	—	—	—	—	(3,155,917)	—	(3,155,917)

Class A units issued for Representative shares	—	—	276,000	28	—	—	(28)	—	—

Deferred underwriting fee	—	—	—	—	—	—	(4,830,000)	—	(4,830,000)

Sale of 629,000 private units	—	—	629,000	63	—	—	6,289,937	—	6,290,000

Common stock subject to possible redemption	—	—	(13,800,000)	(1,380)	—	—	(139,378,620)	—	(139,380,000)

Reclassification from negative additional paid-in capital to accumulated deficit	—	—	—	—	—	—	3,026,353	(3,026,353)	—

Net (loss)	—	—	—	—	—	—	—	(125,577)	(125,577)

Balance, December 31, 2021	—	$—	905,000	$91	3,450,000	$345	$—	$(3,172,945)	$(3,172,509)

Net (loss)	—	—	—	—	—	—	—	(252,424)	(252,424)

Balance, March 31, 2022	—	$—	905,000	$91	3,450,000	$345	$—	$(3,425,369)	$(3,424,933)

Net (loss)	—	—	—	—	—	—	—	(99,065)	(99,065)

Balance, June 30, 2022	—	$—	905,000	$91	3,450,000	$345	$—	$(3,524,434)	$(3,523,998)

The accompanying notes are an integral part of these unaudited financial statements

JUPITER WELLNESS ACQUISITION CORP.
Statement of Cash Flows

For nine months ended, June 30, 2022

Cash flows from operating activities:
Net (loss)	$(477,066)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Interest earned on marketable securities held in Trust Account	(14,103)
Unrealized (gain) / loss from the trust account	(163,938)
Changes in operating assets and liabilities:
Prepaid expense	(211,096)
Accrued expense-related party	13,667
Accrued expense	3,478
Net cash (used in) operating activities	(849,058)

Cash flows from investing activities:
Investment of cash in Trust Account	(139,380,000)
Net cash (used in) financing activities	(139,380,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts and offering expenses paid	134,844,083
Proceeds from sale of private units	6,290,000
Repayment to notes payable - related parties	(371,650)
Net cash provided by financing activities	140,762,433

Net increase/(decrease) in cash and cash equivalents	533,375

Cash and cash equivalents at the beginning of the period	363,135

Cash and cash equivalents at the end of the period	$896,510

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—
Cash paid for income taxes	$—

Non-Cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$139,380,000
Deferred Underwriting Fee	$4,830,000

The accompanying notes are an integral part of these unaudited financial statements

JUPITER WELLNESS ACQUISITION CORP.

Notes to Financial Statements

June 30, 2022

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

As of June 30, 2022, the Company had not yet commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and the its initial Public Offering (as defined below).  The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected September 30 as its fiscal year end.

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

The Company will have until 12 months from the closing of the IPO (or 18 months from the closing of the IPO if the Company may extend the period of time to consummate a Business Combination) (the “Combination Period”) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and requirements of other applicable law.

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

NOTE 2 ─ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Emerging Growth Company Status (Continued)

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

Cash and Cash Equivalents

The Company had $896,510 and $363,135 in cash as of June 30, 2022 and September 30, 2021, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022.

Marketable Securities Held in Trust Account

At June 30, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. $139,558,041 and $0 was held in the Trust Account as of June 30, 2022, and September 30, 2021, respectively.

Offering Costs Associated with the IPO

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. The Company incurred offering costs amounting to $7,985,917 as a result of the IPO consisting of $2,760,000 in cash of underwriting commissions, $4,830,000 of business combination marketing fee, and $395,917 of other offering costs. As of June 30, 2022, offering costs in the aggregate of $3,155,917 have been charged to stockholders’ equity and $4,830,000 have been classified to current liabilities.

NOTE 2 ─ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Class A Common Stock Subject to Possible Redemption

All of the 13,800,000 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature. In accordance with the Accounting Standards Codification 480-10-S99-3A “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit. Accordingly, at June 30, 2022, the shares of Class A common stock subject to possible redemption in the amount of $139,380,000 were presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

NOTE 2 ─ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (continued)

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There were no unrecognized tax benefits as of June 30, 2022 or September 31, 2021. Deferred tax assets were deemed to be de minimis as of June 30, 2022 and September 30, 2021.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2022 and September 30, 2021.

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period ended June 30, 2022 and September 30, 2021.

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

Accrued Expenses - Related Parties

Pursuant to the executed Offer Letters, the Company agreed to pay the Company’s Chief Financial Officer $5,000 in cash per month starting from December 9, 2021. As of June 30, 2022 and September 30, 2021, the Company had accrued expenses – related parties in amount of $13,667 and $0 in connection with the accrued compensation to the Company’s management and directors.

Sponsor Note Payable

As of September 30, 2021, the Company had a loan payable to the Sponsor in amount of $371,650 with zero interest (the “Loan”). The Loan is unsecured. Under no circumstances shall any individual, including but not limited to any officer, director, employee or stockholder of the Company, be obligated personally for any obligations or liabilities of the Loan. The proceeds of the Loan are used to pay a portion of the offering expenses of the IPO. These amounts will be repaid upon completion of an initial business combination. On December 17, 2021, the balance was repaid in full and no other amounts were taken on the note.

NOTE 4 ─ RELATED PARTY TRANSACTIONS (Continued)

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022, no Working Capital Loans were outstanding.

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

NOTE 6 ─ STOCKHOLDERS’ EQUITY (Continued)

As of June 30, 2022, there were 905,000 shares of Class A common stock and 3,450,000 shares of Class B common stock issued and outstanding, which such amount having been restated to reflect a 0.2 for 1 stock dividend for each share of Class B common stock outstanding in December 2021 (excluding 13,800,000 shares of Class A common stock subject to possible redemption).

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

As of June 30, 2022, no share of Preferred Stock was issued or outstanding. The designations, voting and other rights and preferences of the Preferred Stock may be determined from time to time by the Company’s board of directors.

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

All activity through June 30, 2022 relates to our formation, initial public offering, and search for a prospective Initial Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2022 were organizational activities and those necessary to prepare for the initial public offering, described below, and searching for a prospective Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for targets for our Initial Business Combination.

For the three months ended June 30, 2022, we had a net loss of $99,065, which consisted of operating costs of $289,951 and interest income of $190,886 on marketable securities held in the Trust Account.

For the nine months ended June 30, 2022, we had a net loss of $477,066, which consisted of operating costs of $655,107 and interest income of $178,041 on marketable securities held in the Trust Account.

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

As of June 30, 2022, we had marketable securities held in the Trust Account of $139,558,041 consisting of both cash and U.S. treasury bills with a maturity of 185 days or less.

We had $896,510 of cash held outside of the Trust Account as of June 30, 2022. The Company did not have any cash equivalents as of June 30, 2022.

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

We anticipate that the $139,558,041 outside of the Trust account as of June 30, 2022 will not be sufficient to allow us to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Moreover, we may need to obtain additional financing to consummate our Initial Business Combination but there is no assurance that new financing will be available to us on commercially acceptable terms. Furthermore, if we are not able to consummate a Business Combination by December 9, 2022, it will trigger our automatic winding up, liquidation and dissolution. We may extend the Combination Period by up to six months if the Sponsor deposits $1,380,000 into our Trust Account for each three-month extension but there is no assurance that the Sponsor will do so. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

Common Stock Subject to Possible Redemption

All of the 13,800,000 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature. In accordance with the Accounting Standards Codification 480-10-S99-3A “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit. Accordingly, at June 30, 2022, the shares of Class A common stock subject to possible redemption in the amount of $139,380,00 were presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2022, there have been no changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our registration statements on Form S-1 (Nos. 333-260667 and 333-261513) and our Quarterly Report on Form 10-Q for the period ended March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or our ability to consummate an initial business combination. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We cannot assure you that we will be able to complete our initial business combination prior to December 9, 2022, or by such later date to which we may extend the date by which we are required to complete our initial business combination in accordance with the provisions set forth in our amended and restated certificate of incorporation (not later than June 9, 2023), or be forced to liquidate.

We cannot assure you that we will be able to consummate our initial business combination prior to December 9 2022, or by such later date to which we may extend the date by which we are required to complete our initial business combination in accordance with the provisions set forth in our amended and restated certificate of incorporation (not later than June 9, 2023), or be forced to liquidate. Our ability to consummate any business combination is dependent on a variety of factors, many of which are beyond our control. We have not entered into an agreement with a target for an initial business combination although we have engaged in discussions with several potential targets. Although we are required to offer stockholders redemption rights in connection with any stockholder vote to approve a business combination, we cannot assure you that there will be a Special Meeting of Stockholders to vote upon a business combination before the date by which we are required to consummate an initial business combination. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment, except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that stockholders will be able to dispose of our shares at favorable prices, or at all.

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments, and potentially, non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

The SEC has recently issued SPAC Rule Proposals relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs, including companies like ours, could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours that does not complete its business combination within 24 months after the effective date of the IPO Registration Statement.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct American Stock Transfer & Trust Company, LLC, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public stockholders may receive only approximately $10.10 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public stockholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

There may be significant competition for us to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many companies have entered into business combinations with SPACs, and there are still many SPACs seeking targets for their initial business combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are a large number of SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial business combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about our ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Quarterly Report were issued.

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. A s a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other SPACs which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.10 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any unregistered equity securities during the three months ended June 30, 2022.

There has been no material change in the planned use of the proceeds from the Company’s IPO and private placement as is described in Item 1.01 of the Company’s Current Report on Form 8-K filed on December 9, 2021.

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
24

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUPITER WELLNESS ACQUISITION CORP.

Date: August 11, 2022	By:	/s/ Brian S. John
	Name:	Brian S. John
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Ke Li
	Name:	Ke Li
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

