Form 10-K
period 2022-09-30
Jupiter Wellness Acquisition Corp.
filed 2022-12-30
CIK 1883799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-41126

Jupiter Wellness Acquisition Corp.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-2646504
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

1061 E. Indiantown Road, Suite 110 Jupiter, Florida	33477
Address of Principal Executive Offices	Zip Code

Registrant’s telephone number, including area code: (561) 244-7100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	JWAC	The Nasdaq Stock Market LLC
Rights, exchangeable for one-eighth of one share of Class A common stock	JWACR	The Nasdaq Stock Market LLC

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐; No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐; No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐;

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐;

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒

Large accelerated filer ☐;	Accelerated filer ☐

Non-accelerated filer ☒;	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐;

As of December 30, 2022, there were 14,705,000 issued and outstanding shares of Class A Common Stock and 3,450,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Unless otherwise stated in this Annual Report on Form 10-K for the year ended September 30, 2022 (this “Form 10-K”), references to:

●	“Jupiter Wellness,” “JWAC,” “we,” “us,” “company” or “our company” are to Jupiter Wellness Acquisition Corp., a Delaware corporation;
●	“Jupiter Team” are to a group of business professionals that collectively own a substantial majority of our sponsor, including, but not limited to, all of the members of our management team;
●	“Common Stock,” “JWAC Common Stock,” or “Class A Common Stock” are to shares of common stock, par value $0.0001 per share, of JWAC
●	“founder shares” are to shares of our Common Stock initially purchased by our sponsor in a private placement prior to our initial public offering;
●	“JWAC Class B Common Stock” or “Class B Common Stock” means the Class B common stock, par value $0.0001 per share, of JWAC;
●	“JWAC Preferred Stock” means the shares of preferred stock, par value $0.0001 per share, of JWAC;
●	“JWAC Rights” means, collectively, the rights, each of which is exchangeable into one-eighth of one share of JWAC Common Stock, which were sold as part of the JWAC Units to the public shareholders;
●	“JWAC Units” means a unit consisting of one share of JWAC Common Stock and one JWAC Right. On January 7, 2022, the JWAC Units were no longer traded on Nasdaq, and shares of JWAC Common Stock and JWAC Rights underlying the JWAC Units commenced trading separately;
●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;
●	“management” or our “management team” are to our executive officers and directors;
●	“public shares” are to shares of our Common Stock initially sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);
●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent they purchased public shares;
●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);
●	“sponsor” is to Jupiter Wellness Sponsor LLC, a Delaware limited liability company, an entity affiliated with members of our management team and other members of the JWAC Team; and
●	“warrants” are to our public warrants, which include the public warrants.

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The statements contained in this Form 10-K that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

●	our ability to complete our initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements and other benefits;
●	our potential ability to obtain additional financing to complete a business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	potential changes in control of us if we acquire one or more target businesses for stock;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	our expectations regarding the time during which we will be an “emerging growth company” under the JOBS Act;
●	our use of proceeds not held in the trust account; or
●	our financial performance, including following our initial business combination.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

ITEM 1. BUSINESS

General

We are a blank check company formed under the laws of the State of Delaware on September 14, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses, which we refer to as our initial business combination throughout this Annual Report on Form 10-K.

We believe our management team is well-positioned to capitalize on trends and to identify, acquire, and manage a business that can benefit from their operational, strategic, managerial and transaction experience, as well as their differentiated networks.

We will seek to acquire established businesses that we believe are fundamentally sound but potentially in need of financial, operational, strategic or managerial redirection to maximize value. We may also look at earlier stage companies that exhibit the potential to change the industries in which they participate and which will offer the potential of sustained high levels of revenue and earnings growth.

On October 31, 2022, we announced that we entered into a business combination agreement, dated as of October 25, 2022, with Chijet Inc., a Cayman Islands exempted company (“Chijet”), each of the referenced holders of Chijet’s outstanding shares (collectively, the “Sellers”), Chijet Motor Company, Inc., a Cayman Islands exempted company and wholly-owned subsidiary of Chijet (“Pubco”), and Chijet Motor (USA) Company, Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“Merger Sub”). Chijet indirectly holds controlling interests in Shandong Baoya New Energy Vehicle Co., Ltd., a Chinese company (“Baoya”), which is a producer and manufacturer of electric vehicles, and FAW Jilin Automobile Co., Ltd., a Chinese company (“FAW Jilin”), which manufactures and sells traditional fuel vehicles. The transactions contemplated by the Business Combination Agreement are referred to herein as the “Business Combination” or the “BCA”. Pursuant to the BCA (a) Pubco will acquire all of the issued and outstanding capital shares of Chijet held by the Sellers in exchange for ordinary shares of Pubco, and any shares Chijet holds in Pubco shall be surrendered for no consideration, such that Chijet becomes a wholly-owned subsidiary of Pubco and the Sellers become shareholders of Pubco (the “Share Exchange”); and immediately thereafter (b) Merger Sub will merge with and into JWAC, with JWAC continuing as the surviving entity and wholly-owned subsidiary of Pubco.

The BCA provides that at the effective time of the Business Combination (the “Effective Time”):

(i)	all of the outstanding shares of JWAC’s Class A Common Stock, par value $0.0001 per share (the “JWAC Common Stock”) will be exchanged for the right to receive the ordinary shares of Pubco, par value $0.0001 per share (the “Pubco Ordinary Shares”), comprising 14,705,000 Pubco Ordinary Shares; and all of the outstanding shares of JWAC’s Class B Common Stock, par value $0.0001 per share (the “Class B Common Stock”), according to our certificate of incorporation, will be converted into JWAC Common Stock and likewise exchanged for the right to receive 3,450,000 Pubco Ordinary Shares (following which exchange all shares of JWAC Common Stock and such shares of Class B Common Stock will be cancelled and cease to exist); and

(ii)	the registered holder of each outstanding right to receive one eighth (1/8) of one share of JWAC Common Stock (collectively, the “JWAC Rights”) will be issued the number of full shares of JWAC Common Stock to which such holder of JWAC Rights is eligible, and which shall be exchanged for the equivalent number of Pubco Ordinary Shares, comprising the amount of 1,803,625 Pubco Ordinary Shares; and

(iii)	the Sellers will receive the number of Pubco Ordinary Shares in the Share Exchange that shall have an aggregate value equal to One Billion Six Hundred Million Dollars ($1,600,000,000), comprising the amount of 157,519,170 of Pubco Ordinary Shares, subject to certain Sellers having an earnout (the “Earnout”) which would adjust downwards the consideration they receive by up to Six Hundred Seventy Four Million ($674 million) based on certain post-Closing financial performance and stock price metrics of Pubco, and all upon the terms and subject to the conditions set forth in the BCA.

Upon the closing of the transactions, the combined company will be named Chijet Motor Company, Inc., and intends to be listed on The Nasdaq Capital Market under the new ticker symbol “CJET.”

Our Management Team

For more information on the experience and background of our management team, see the section entitled “Management.”

Business Strategy

Our goal is to identify and acquire a business with untapped opportunity for building a public company. We believe that our management’s and directors’ experiences, from evaluating assets through investing and company building, will enable us to source and execute a business combination with high-quality targets. Our selection process will leverage the relationships of our board with leading venture capitalists, private equity and hedge fund managers, respected peers, and our network of investment banking executives, attorneys, and accountants. Together with this network of trusted partners, we intend to capitalize the target business and create purposeful strategic initiatives in order to achieve attractive growth and performance after our initial business combination.

In particular, we intend to focus our search for an initial business combination on private companies that have positive operating cash flow or compelling economics and clear paths to positive operating cash flow, significant assets, and successful management teams that are seeking access to the U.S. public capital markets. Our selection process is expected to leverage our board’s deep and broad network of relationships, industry expertise and deal sourcing capabilities to provide us with a strong pipeline of potential targets.

Acquisition / Investment Criteria

Consistent with our business strategy, we have identified the following general criteria that we believe are important in evaluating prospective target businesses. We used this criteria in evaluating initial business combination opportunities. We expect that no individual criterion will entirely determine a decision to pursue a particular opportunity.

The Board considered a number of factors pertaining to the Business Combination as generally supporting its decision to enter into the Business Combination Agreement and the transactions contemplated thereby, including, but not limited to, the following material factors:

●	Growth Prospects. Analytical data suggests that consumers are receptive to vehicles using alternative fuel and energy sources. The transition to vehicles powered by cleaner forms of energy and regulation thereof in certain geographic regions bodes well for adoption of Chijet’s technology on a significant scale;

●	Broad Customer Base. Given the auto industry and electric vehicle industry particulars, Chijet has a broad potential customer base across multiple continents and industries, especially those regions with higher energy prices and taxes on carbon emitting energy sources;

●	Due Diligence. Business, financial and technical due diligence examinations of Chijet and discussions with Chijet’s management team were conducted, including extensive in-person meetings and calls with Chijet’s management team and its representatives regarding Chijet’s operations and financial prospects, technical analysis. Additional legal and technical review of Chijet’s material contracts, intellectual property and labor matters was conducted. In addition, JWAC engaged AlixPartners, a firm with an expertise in the auto industry to give it access to the report that such firm had prepared for Deep Medicine Acquisition Corp (DMAQ) in its proposed business combination with Chijet. Members of JWAC’s board had several calls with members of AlixPartners to discuss their findings, as well as to ask specific questions relating to its findings in such report. Such due diligence examination of Chijet, in consultation with JWAC’s legal, technical, and financial advisors, indicated to JWAC management that Chijet could assemble the required elements to create a foundation for a potentially very successful vehicle company;

●	Stockholder Liquidity. The obligation in the Business Combination Agreement to have Pubco Ordinary Shares issued as merger consideration listed on the Nasdaq, a major U.S. stock exchange, which the Board believes has the potential to offer JWAC stockholders enhanced liquidity following the Business Combination;

●	Management Team Continuity. Chijet’s senior management team including Liu Shengwang, Wang Xiangyin, Fang Jun, Li Na, and Wang Xinjian, intend to remain with the Combined Company in the capacity of officers following the Business Combination, providing beneficial continuity in advancing Chijet’s strategic and growth goals;

●	Lock-Up. Key Chijet Holders (including its management team) agreed to be subject to lockup provisions of 6 months in respect of their Pubco Ordinary Shares (subject to certain customary exceptions), which would provide important stability to the Combined Company;

●	Valuation Report. On September 30, 2022, JWAC engaged a third-party for the benefit of its Board in connection with the consideration by the Board of the Business Combination between JWAC and Chijet pursuant to which JWAC would acquire all or substantially all of the assets and business of Chijet (the “Acquired Business”) in consideration of the issuance of common stock of the surviving company.

●	Other Alternatives. The Board believes, after a thorough review of other business combination opportunities reasonably available to JWAC that the proposed Business Combination represents the most promising potential business combination for JWAC and the most attractive opportunity based upon the process utilized to evaluate and assess other potential acquisition targets. Given the demand for electric and traditional fuel vehicles and Chijet’s proprietary process, customers and customer pipeline, JWAC’s Board believes Chijet offers its stockholders the most potential value when compared to other target candidates; and

●	Negotiated Transaction. The financial and other terms of the Business Combination Agreement and the fact that such terms and conditions are reasonable and were the product of arm’s length negotiations between JWAC and Chijet.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria as well as other considerations and factors that our management team and advisors may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Annual Report on Form 10-K, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Notwithstanding the foregoing, these criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may or may not be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, criteria and guidelines that our management may deem relevant.

JWAC has entered into an extension loan, funding the Trust Account for $1,380,000 in exchange for an unsecured promissory note, which we refer to as the extension loan. The funds for the extension were advanced by Chijet in exchange for a promissory note, with a similar extension loan to be made three months from such date in the same amount by Chijet. The extension loans, along with the other funds in the Trust Account will be distributed either to: (i) all of the holders of public shares upon our liquidation or (ii) holders of public shares who elect to have their shares redeemed in connection with the consummation of our initial Business Combination. The extension loans bear no interest and are repayable in full upon the consummation of our Business Combination. If the Company does not complete the Business Combination by March 9, 2023 (or such later date as may be extended by means of a further contribution to the Trust Account in accordance with the JWAC Certificate of Incorporation or amendment to such certificate), the loans will not be repaid.

In order to meet JWAC’s working capital needs, the Sponsor or its affiliates, or our officers and directors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, and which we refer to as working capital loans. Each such loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at a holder’s discretion, up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit. If JWAC does not complete a business combination, JWAC may use a portion of proceeds held outside the Trust Account to repay these loans, but no proceeds held in the Trust Account would be used to repay these loans.

Our Acquisition Process

In evaluating a prospective target business, we conduct thorough due diligence that encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We utilize our operational and capital allocation experience. We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.

Members of our management team and our independent directors directly or indirectly own founder shares and/or private shares and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. On October 26, 2022, we announced that we entered into the Business Combination Agreement. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination.

Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our initial public offering and the sale of private shares, our capital stock, debt or a combination of these in effecting a business combination which has not yet been identified. Accordingly, investors are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Selection of a Target Business and Structuring of a Business Combination

Subject to our management team’s pre-existing fiduciary obligations and the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting commissions and taxes payable) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business.

We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating Chijet, our management considered a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	brand recognition and potential;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of the products, processes or services;

●	existing distribution and potential for expansion;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

●	impact of regulation on the business;

●	regulatory environment of the industry;

●	costs associated with effecting the business combination;

●	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

●	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating, we conducted an extensive due diligence review which encompassed, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which was made available to us. This due diligence review was conducted by our management.

Fair Market Value of Target Business

Nasdaq listing rules require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding deferred underwriting commissions and taxes payable) at the time of the execution of a definitive agreement for our initial business combination. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test. The JWAC Board determined that this test was met in connection with the proposed Business Combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets immediately prior to or upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until March 9, 2023 (or such later date as may be extended by means of a further contribution to the Trust Account in accordance with the JWAC Certificate of Incorporation or amendment to such certificate), subject to applicable law in order to be able to receive a pro rata share of the trust account.

Our sponsor, officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to redeem any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination.

None of our officers, directors, sponsor, or their affiliates has indicated any intention to purchase units or shares of common stock from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination or that they wish to redeem their shares, our officers, directors, sponsor, or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote and reduce the number of redemptions. Notwithstanding the foregoing, our officers, directors, sponsor, and their affiliates will not make purchases of shares of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Redemption Rights

At any meeting called to approve an initial business combination, public stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Our sponsor, initial stockholders and our officers and directors will not have redemption rights with respect to any shares of common stock owned by them, directly or indirectly, whether acquired prior to our initial public offering or purchased by them in our initial public offering or in the aftermarket.

We may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a nominal amount and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise redemption rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to stockholders.

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his shares if he wishes to seek to exercise his redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact.

Any request to redeem such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of public shares delivered his certificate in connection with an election of their redemption and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

If JWAC has not completed the Business Combination with Pubco by March 9, 2023 (unless otherwise extended in accordance with our certificate of incorporation) and has not completed another business combination by such date, JWAC will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem its public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $50,000 of interest to pay dissolution expenses and which interest will be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of JWAC’s remaining stockholders and its board of directors, liquidate and dissolve, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our Sponsor, officers and directors have entered into a letter agreement with us, dated December 6, 2021, pursuant to which they have agreed to (i) waive their redemption rights with respect to any founder shares, placement shares and public shares held by them in connection with the completion of our initial business combination, (ii) waive their redemption rights with respect to any founder shares, placement shares and public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of this offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any founder shares and placement shares held by them if we fail to complete our initial business combination within 12 months from the closing of this offering (or up to 18 months from the closing of this offering if we extend the period of time to consummate a business combination, as described in more detail in this prospectus), although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame.

JWAC expects that all costs and expenses associated with implementing its plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the Trust Account, although it cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing JWAC’s plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, JWAC may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

The proceeds deposited in the Trust Account could, however, become subject to the claims of JWAC’s creditors which would have higher priority than the claims of JWAC’s public stockholders. JWAC cannot assure you that the actual per-share redemption amount received by public stockholders will not be substantially less than $10.00. While JWAC intend to pay such amounts, if any, JWAC cannot assure you that JWAC will have funds sufficient to pay or provide for all creditors’ claims.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share (which was the offering price per unit in our initial public offering)” and other risk factors contained herein.

JWAC will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than JWAC’s independent auditors), prospective target businesses and other entities with which JWAC does business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. The Sponsor will also not be liable as to any claims under JWAC’s indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act.

If JWAC files a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable insolvency law, and may be included in JWAC’s insolvency estate and subject to the claims of third parties with priority over the claims of JWAC’s stockholders. To the extent any insolvency claims deplete the Trust Account, JWAC cannot assure you JWAC will be able to return $10.00 per share to JWAC’s public stockholders. Additionally, if JWAC files a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a bankruptcy court could seek to recover some or all amounts received by JWAC’s stockholders. Furthermore, the JWAC Board may be viewed as having breached its fiduciary duty to JWAC’s creditors or may have acted in bad faith, and thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. JWAC cannot assure you that claims will not be brought against us for these reasons.

JWAC’s public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) JWAC’s completion of an initial business combination, and then only in connection with those shares of JWAC Common Stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the JWAC Certificate of Incorporation (A) to modify the substance or timing of JWAC’s obligation to allow redemption in connection with JWAC’s initial business combination or to redeem 100% of the public shares if JWAC does not complete JWAC’s initial business combination by that applicable date (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of the public shares if JWAC has not completed an initial business combination by the March 9, 2023 (or such later date as may be extended by means of a further contribution to the Trust Account in accordance with the JWAC Certificate of Incorporation or amendment to such certificate), subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account.

Amended and Restated Certificate of Incorporation

Because the Company will request stockholder approval in connection with a Business Combination, the Sponsor has agreed to (i) waive its redemption rights with respect to their Private Placement Shares in connection with the completion of the Business Combination, (ii) waive its redemption rights with respect to their Private Placement Shares in connection with a stockholder vote to approve an amendment to the Company’s second amended and restated certificate of incorporation (a) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination within the Combination Period (as defined below) or (b) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive its rights to liquidating distributions from the Trust Account with respect to their Private Placement Shares if the Company fails to complete the Business Combination within the Combination Period. In addition, the Sponsor has agreed to vote any share it held in favor of the Business Combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately prior to or upon consummation of such business combination and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated by March 9, 2023 (unless otherwise extended in accordance with our certificate of incorporation) and has not completed another business combination by such date then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve our company;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock sold in our initial public offering on an initial business combination.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our initial public offering and the sale of the private shares, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to redeem or repurchase shares of common stock held by our public stockholders may reduce the resources available to us for a business combination; and

●	our outstanding warrants, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

Our executive offices are located at 1061 E. Indiantown Road, Suite 110, Jupiter, Florida 33477, and its telephone number is (561) 244-7100. The cost for our use of this space is included in the $100 per month fee we pay to an affiliate of our Sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to JWAC matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process JWAC is in. We do not intend to have any full-time employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, common stock and warrants under the Exchange Act and will have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States generally accepted accounting principles or international financial reporting standards as promulgated by the International Accounting Standards Board. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We may be required to have our internal control procedures audited for the fiscal year ending September 30, 2023 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS

You should consider carefully all of the risks described below, together with the other information contained in this Form 10-K, before making a decision to invest in our securities. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

Risks Relating to our Search For, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

If JWAC does not consummate a business combination by the termination date of March 9, 2023 (or such later date as may be extended by means of a further contribution to the Trust Account in accordance with the JWAC Certificate of Incorporation or amendment to such certificate), JWAC will have to cease all operations except for the purpose of winding up and redeem all of its public shares for their pro rata portions of the Trust Account and liquidate, or seek approval of its stockholders to extend the termination date.

If JWAC is unable to complete a business combination by March 9, 2023 (or such later date as may be extended by means of a further contribution to the Trust Account in accordance with the JWAC Certificate of Incorporation or amendment to such certificate), JWAC will have to (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account, (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining stockholders and board of directors, dissolve and liquidate, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

JWAC will incur significant transaction and transition costs in connection with the Business Combination. If JWAC fails to consummate the Business Combination, it may not have sufficient cash available to pay such costs.

JWAC expects to incur significant, non-recurring costs in connection with consummating the Business Combination. Some of these costs are payable regardless of whether the Business Combination is completed. JWAC’s transaction expenses as a result of the Business Combination are currently estimated at approximately $6.5 million, which is comprised of (i) $4,830,000 in deferred underwriting compensation payable to the underwriters of its IPO and (ii) fees associated with legal, audit, printing and mailing of the proxy statement/prospectus, investor relations, insurance, and other operating costs related to the Business Combination. If JWAC does not consummate the Business Combination, JWAC will be required to pay its own fees and expenses, and JWAC likely will not have sufficient cash available to pay its fees and expenses unless and until it completes a subsequent business combination transaction.

If we determine to change our acquisition criteria or guidelines, many of the disclosures contained in this Annual Report would not be applicable and you would be investing in our company without any basis on which to evaluate the potential target business we may acquire.

We could seek to deviate from the acquisition criteria or guidelines disclosed in this Annual Report although we have no current intention to do so. Accordingly, investors may be making an investment in our company without any basis on which to evaluate the potential target business we may acquire. Regardless of whether or not we deviate from the acquisition criteria or guidelines in connection with any proposed business combination, investors will always be given the opportunity to redeem their shares or sell them to us in a tender offer in connection with any proposed business combination as described in this Annual Report.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by March 9, 2023 (or such later date as may be extended by means of a further contribution to the Trust Account in accordance with the JWAC Certificate of Incorporation or amendment to such certificate).

As of September 30, 2022, JWAC had $610,382 in cash held outside of the Trust Account for its working capital needs. JWAC has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. We may need to raise additional funds in order to meet the expenditures required for operating our business. Further, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. While JWAC intends to complete the proposed Business Combination before March 9, 2023 (or such later date as may be extended by means of a further contribution to the Trust Account in accordance with the JWAC Certificate of Incorporation or amendment to such certificate) there are no assurances that this will happen. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about JWAC’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers is required to commit any specified amount of time to our affairs and, accordingly, our officers will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after a business combination, however, cannot presently be ascertained. Although some of our key personnel serve in senior management or advisory positions following a business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate a business combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors will not commit their full time to our affairs. We presently expect each of our officers and directors to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of our initial business combination. The foregoing could have a negative impact on our ability to consummate our initial business combination.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private shares, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

It is likely we will consummate a business combination with a single target business, although we have the ability to simultaneously acquire several target businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The working capital available to the Combined Company after the Business Combination will be reduced to the extent JWAC’s stockholders exercise their redemption rights in connection with the Business Combination and will also be reduced to the extent of JWAC’s transaction expenses, which will be payable by the Combined Company. This may adversely affect the business and future operations of the Combined Company.

The amount of working capital available to the Combined Company after the Business Combination will depend in part on the extent to which JWAC stockholders exercise their right to redeem their shares into cash in connection with the Business Combination. The Combined Company’s working capital will be reduced in proportion to such redemptions, and will also be reduced to the extent of JWAC’s and the target’s transaction expenses, which will be payable by the Combined Company. Reduced working capital may adversely affect the Combined Company’s business and future operations.

If JWAC stockholders fail to properly demand redemption rights, they will not be entitled to convert their JWAC Class A Common Stock into a pro rata portion of the Trust Account.

JWAC stockholders holding public shares may demand that JWAC convert their public shares into a pro rata portion of the Trust Account, calculated as of two (2) business days before the Special Meeting. To demand redemption rights, stockholders must deliver, either physically or electronically, their certificates (if any) and other redemption forms to American Stock Transfer & Trust Company, JWAC’s transfer agent no later than two (2) business days before the Special Meeting. Any stockholder who fails to properly demand redemption rights by delivering his, her or its shares will not be entitled to convert his, her or its shares into a pro rata portion of the Trust Account.

Holders who redeem their public shares of JWAC Common Stock may continue to hold any JWAC Rights that they own, which results in additional dilution to non-redeeming holders upon exercise of the JWAC Rights.

Public stockholders who redeem their shares of JWAC Common Stock may continue to hold any JWAC Rights that they owned prior to redemption, which results in additional dilution to non- redeeming holders upon exercise of such JWAC Rights. Assuming the maximum redemption of the shares of JWAC Common Stock held by the redeeming holders of JWAC public shares, up to 13,800,000 publicly traded JWAC Rights would be retained by redeeming holders of JWAC public shares (assuming all such holders elected not to exercise their warrants) with an aggregate market value of $1,138,500, based on the market price of $0.0825 per JWAC Rights as of September 30, 2022. As a result, the redeeming holders of JWAC public shares would recoup their entire investment (and any JWAC Rights will automatically convert into Pubco Ordinary Shares), whereas non-redeeming holders of JWAC public shares would suffer additional dilution in their percentage ownership and voting interest of Pubco if the Business Combination is consummated, upon automatic exercise of the JWAC Rights at Closing of the Business Combination. However, if redemptions exceed the amount allowable for consummation of the Business Combination, or the Business Combination is otherwise not consummated, the JWAC Rights will not be exercisable and expire worthless.

Deferred underwriting fees in connection with the IPO and payable at the consummation of our initial business combination will not be adjusted to account for redemptions by our public stockholders; if our public stockholders exercise their redemption rights, the amount of effective total underwriting commissions as a percentage of the aggregate proceeds from the IPO will increase.

The underwriters in our IPO are entitled to deferred underwriting commissions totaling $4,830,000 upon the consummation of our initial business combination, such amounts being held in our Trust Account until the consummation of our initial business combination. The deferred underwriting commissions will not be adjusted to account for redemptions of public shares by our public stockholders. Accordingly, the amount of effective total underwriting commissions as a percentage of the aggregate proceeds from the IPO will increase as the number of public shares redeemed increases.

Pubco’s issuance of additional capital stock in connection with financings, acquisitions, investments, stock incentive plans or otherwise will dilute all other stockholders.

Pubco expects to issue additional capital stock in the future that will result in dilution to all other stockholders. Pubco expects to grant equity awards to employees, directors, and consultants under its stock incentive plans. Pubco expects to raise capital through equity financings in the future. As part of its business strategy, Pubco may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of Pubco Ordinary Shares to decline.

The ability to execute JWAC’s strategic plan could be negatively impacted to the extent a significant number of stockholders choose to redeem their shares in connection with the Business Combination.

In the event the aggregate cash consideration JWAC would be required to pay for all of its public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the Business Combination Agreement exceeds the aggregate amount of cash available to JWAC, JWAC may be required to increase the financial leverage JWAC’s business would have to support. This may negatively impact JWAC’s ability to execute on its own future strategic plan.

There is no guarantee that a JWAC stockholder’s decision whether to redeem their shares for a pro rata portion of the Trust Account will put the stockholder in a better future economic position.

No assurance can be given as to the price at which a stockholder may be able to sell the Pubco Ordinary Shares in the future following the completion of the Business Combination or any alternative business combination. Certain events following the consummation of any business combination, including the Business Combination, may cause an increase in our share price, and may result in a lower value realized now than a JWAC stockholder might realize in the future had the stockholder not elected to redeem such stockholder’s shares. Similarly, if an JWAC stockholder does not redeem its shares, the stockholder will bear the risk of ownership of the public shares after the consummation of any business combination, and there can be no assurance that a stockholder can sell its shares of JWAC Common Stock in the future for a greater amount than the redemption price. Each JWAC stockholder should consult its own tax and/or financial advisor for assistance on how this may affect its individual situation.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering and the sale of the private shares, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval or engaging in a tender offer in connection with any proposed business combination may delay the consummation of such a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years and specifically in the last nine months, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investor’s altogether.

Changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors’ and officers’ liability insurance for special purpose acquisition companies has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors’ and officers’ liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors’ and officers’ liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity would likely purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or which approximates the per-share amounts in our trust account at such time. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the private shares will be sufficient to allow us to consummate a business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private shares prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to redeem into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our search for an initial business combination, and any target business with which we ultimately consummate an initial business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and other events, and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus surfaced in Wuhan, China and has spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, the U.S. Health and Human Services Secretary declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The COVID-19 outbreak has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate an initial business combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for an initial business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. While vaccines for COVID-19 are being, and have been, developed, there is no guarantee that any such vaccine will be durable and effective consistent with current expectations and we expect that it will take significant time before the vaccines are available and accepted on a significant scale globally. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we ultimately consummate an initial business combination, may be materially adversely affected. Finally, the outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risks Factors” section, such as those related to the market for our securities and cross-border transactions.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

The requirement that we complete an initial business combination within the prescribed period of time may give potential target businesses leverage over us in negotiating a business combination.

We have until March 9, 2023 (or such later date as may be extended by means of a further contribution to the Trust Account in accordance with the JWAC Certificate of Incorporation or amendment to such certificate). Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may extend our time period to consummate our initial business combination for an additional three months and accordingly have a total of 18 months from the closing of our initial public offering to consummate a business combination without submitting such proposed extension to our stockholders for approval or offering our public stockholders redemption rights in connection therewith.

We will have until March 9, 2023 (or such later date as may be extended by means of a further contribution to the Trust Account in accordance with the JWAC Certificate of Incorporation or amendment to such certificate). Pursuant to the terms of our amended and restated certificate of incorporation and subject to deposit of additional funds by our sponsor or its affiliates or designees into our trust account as set forth thereunder, we may effectuate such extension without submitting such proposed extension to our stockholders for approval or offering our public stockholders redemption rights in connection with the proposed extension.

Resources could be wasted in researching acquisitions that are not completed (including the proposed Business Combination), which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.10 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our rights and warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, such as the proposed Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.14 per share on the liquidation of our Trust Account and our rights and warrants will expire worthless.

If we effect a business combination with a company located in a foreign jurisdiction, we would be subject to a variety of additional risks that may negatively impact our operations.

If we consummate a business combination with a target business in a foreign country, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

●	rules and regulations or currency conversion or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

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

Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we will not be able to complete a business combination with prospective target businesses unless their financial statements are prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. Additionally, to the extent we furnish our stockholders with financial statements prepared in accordance with IFRS, such financial statements will need to be audited in accordance with U.S. GAAP at the time of the consummation of the business combination. These financial statement requirements may limit the pool of potential target businesses we may acquire.

Risks Relating to Our Sponsor and Management Team

Past performance by our management team or their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or their affiliates, is presented for informational purposes only. Any past experience of and performance by our management team or their affiliates is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of our management team as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

JWAC directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.10 per share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.10 per share.

Our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Our sponsor has waived its right to redeem its founder shares or any other shares purchased in our initial public offering or thereafter, or to receive distributions from the trust account with respect to its founder shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the shares acquired prior our initial public offering, as well as any private shares purchased by our officers or directors, will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination and in determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

The requirements of being a public company may strain Pubco’s resources and divert management’s attention.

As a public company, Pubco will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations will increase the legal and financial compliance costs of Pubco, make some activities more difficult, time-consuming or costly and increase demand on Pubco’s systems and resources, particularly after it is no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that Pubco maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve Pubco’s disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect Pubco’s business and operating results. Pubco may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase its costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Pubco intends to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If Pubco’s efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against Pubco and its business may be adversely affected.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations and may in the future become affiliated with other entities engaged in business activities similar to those intended to be conducted by us. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations to other companies. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business. Additionally, our officers and directors may in the future become affiliated with entities that are engaged in a similar business, including another blank check company that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Delaware law. For a more detailed description of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of.

The Sponsor, and JWAC’s directors and officers have agreed to vote in favor of its initial business combination, regardless of how JWAC’s public stockholders vote.

Unlike many other blank check companies in which the founders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, the Sponsor, JWAC’s directors and officers have agreed to vote their founder shares and placement shares, as well as any public shares purchased by them in or after the JWAC IPO, in favor of the initial business combination of JWAC. Our Sponsor together with our directors and officers and permitted transferees currently own 3,450,000 shares of Class B Common Stock and 493,000 shares of Class A Common Stock, representing 21.7% of the 18,155,000 issued and outstanding shares of JWAC Common Stock. Accordingly, it is more likely that the necessary stockholder approval will be received than would be the case if JWAC’s Sponsor, directors and officers agreed to vote their founder shares and placement shares in accordance with the majority of the votes cast by its public stockholders.

Risks Relating to Our Securities

Our rights and founder shares may have an adverse effect on the market price of JWAC Common Stock.

We issued in our IPO rights convertible into up to 1,725,000 shares of JWAC Common Stock. Simultaneously with the IPO, we issued placement units, in a private placement to our Sponsor and I-Bankers, consisting of placement rights convertible into up to an aggregate of 78,625 shares of JWAC Common Stock. The JWAC Initial Stockholders also currently own an aggregate of 3,450,000 founder shares, which are convertible into shares of JWAC Common Stock on a one-for-one basis, subject to adjustment. In addition, if our Sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. Those units, if any, would be identical to the placement units, although as of September 30, 2022, there were no such working capital loans outstanding. The potential for the issuance of a substantial number of additional shares of Class A Common Stock upon exercise of these warrants, conversion of these rights and loan conversion rights will increase the number of issued and outstanding shares of our JWAC Common Stock and reduce the value of the shares of JWAC Common Stock issued to complete the Business Combination.

The Sponsor, and JWAC’s directors and officers, have conflicts of interest in determining to pursue the Business Combination with Chijet, since certain of their interests, and certain interests of their affiliates and associates, are different from or in addition to (and which may conflict with) the interests of JWAC’s stockholders.

The Sponsor, and officers and directors of JWAC, have interests in and arising from the Business Combination that are different from or in addition to (and which may conflict with) the interests of JWAC’s public stockholders, which may result in a conflict of interest. These interests include:

●	If the Business Combination, or another business combination, is not consummated by March 9, 2023 (or such later date as may be extended by means of a further contribution to the Trust Account in accordance with the JWAC Certificate of Incorporation or amendment to such certificate), then JWAC will (i) cease all operations except for the purpose of winding up, (ii) redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

●	Our Sponsor paid an aggregate of $50,000 for the founder shares, or approximately $0.017 per founder share. As a result, our Sponsor, its affiliates and our management team and advisors could make a substantial profit if the Business Combination is consummated. On the other hand, if the Business Combination is not consummated, such founder shares will be worthless.

●

Our Sponsor has purchased an aggregate of 493,000 units at a price of $10.00 per unit, for an aggregate purchase price of $4,930,000, and I-Bankers has purchased an aggregate of 136,000 units at a price of $10.00 per unit, for an aggregate purchase price of $1,360,000, that will also be worthless if the Business Combination is not consummated.

●	Within 10 days following the Business Combination, if it is approved and consummated, the Company will issue to our officers and directors an aggregate of 300,000 shares of JWAC Common Stock, with the same lock-up restrictions and registration rights as the founder shares

●	Our Sponsor has agreed to waive its redemption rights with respect to any founder shares, any private placement shares and any public shares held in connection with the consummation of our initial business combination. Additionally, our Sponsor has agreed to waive its redemption rights with respect to any founder shares or private placement shares held by it if we fail to consummate the Business Combination within the required time period. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement units held in the Trust Account will be used to fund the redemption of our public shares, and the private placement rights (and the underlying securities) will expire worthless. Subject to certain limited exceptions, our sponsor has agreed not to transfer, assign or sell 50% of its founder shares until the earlier of (i) six months after the date of the consummation of our initial business combination or (ii) the date on which the closing price of our shares of common stock equals or exceeds $12.50 per share (as adjusted for stock sub-divisions, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and the remaining 50% of the founder shares may not be transferred, assigned or sold until six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private units will not be transferable, assignable or saleable until 30 days after the completion of our initial business combination.

These interests may influence JWAC’s directors in making their recommendation that you vote in favor of the Business Combination Proposal, and the transactions contemplated thereby.

If our security holders exercise their registration rights, it may have an adverse effect on the market price of our shares of common stock and the existence of these rights may make it more difficult to effect a business combination.

The holders of the founder shares are entitled to make a demand that we register the resale of the founder shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the holders of the private shares and any shares of common stock our sponsor, officers, directors, or their affiliates may be issued in payment of working capital loans made to us, are entitled to demand that we register the resale of the private shares and any other shares of common stock we issue to them commencing at any time after we consummate an initial business combination. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of common stock.

Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on Nasdaq in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time. Nasdaq will also have discretionary authority to not approve our listing if Nasdaq determines that the listing of the company to be acquired is against public policy at that time.

If Nasdaq delists our securities from trading on its exchange, or we are not listed in connection with our initial business combination, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our common stock and warrants will be listed on Nasdaq, our units, common stock and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Pubco will be required to meet the initial listing requirements to be listed on Nasdaq, which it may not be able to do. Even if Pubco’s securities are so listed, Pubco may be unable to maintain the listing in the future.

If, following the business combination, Pubco fails to meet the initial listing requirements and Nasdaq does not list its securities on its exchange, Pubco could face significant material adverse consequences, including:

●	a limited availability of market quotations for its securities;

●	a limited amount of news and analyst coverage for Pubco; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Any of the foregoing could materially adversely affect Pubco’s financial condition, results of operations and prospects.

There may be tax consequences to our business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or asset and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding public warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of at least a majority of the then outstanding public warrants in order to make any change that adversely affects the interests of the registered holders.

If third parties bring claims against the Company, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

The underwriters of the offering will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.10 per share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

JWAC’s stockholders may be held liable for claims by third parties against JWAC to the extent of distributions received by them.

If JWAC is unable to complete the Business Combination or another business combination within the required time period, JWAC will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to JWAC to pay taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding JWAC public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of JWAC’s remaining shareholders and its board of directors, dissolve and liquidate, subject (in each case above) to JWAC’s obligations under the Delaware law to provide for claims of creditors and the requirements of other applicable law. JWAC cannot assure you that it will properly assess all claims that may be potentially brought against JWAC. As a result, JWAC’s stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of its stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, JWAC cannot assure you that third parties will not seek to recover from its stockholders amounts owed to them by JWAC.

Additionally, if JWAC is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by JWAC’s stockholders. Because JWAC intends to distribute the proceeds held in the Trust Account to its public stockholders promptly after the expiration of the time period to complete a business combination, this may be viewed or interpreted as giving preference to its public stockholders over any potential creditors with respect to access to or distributions from its assets. Furthermore, JWAC’s board of directors may be viewed as having breached their fiduciary duties to its creditors and/or may have acted in bad faith, and thereby exposing itself and JWAC to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. JWAC cannot assure you that claims will not be brought against it for these reasons.

JWAC may be a target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Business Combination from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into business combination agreements or similar agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on JWAC’s liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Business Combination, then that injunction may delay or prevent it from being completed. Currently, JWAC is not aware of any securities class action lawsuits or derivative lawsuits being filed in connection with the Business Combination.

General Risk Factors

We are a newly formed company with a very limited operating history and, accordingly, you will not have any substantial basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with very limited operating results to date. Since we do not have a substantial operating history, you will have a very limited basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by March 9, 2023 (or such later date as may be extended by means of a further contribution to the Trust Account in accordance with the JWAC Certificate of Incorporation or amendment to such certificate).

As of September 30, 2022, JWAC had $610,382 in cash held outside of the Trust Account for its working capital needs. JWAC has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. We may need to raise additional funds in order to meet the expenditures required for operating our business. Further, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. While JWAC intends to complete the proposed Business Combination before March 9, 2023 (or such later date as may be extended by means of a further contribution to the Trust Account in accordance with the JWAC Certificate of Incorporation or amendment to such certificate) there are no assurances that this will happen. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about JWAC’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to consummate an initial business combination or our inability to continue as a going concern.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any March 31 before that time, in which case we would no longer be an emerging growth company as of the following September 30. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior March 31, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior March 31. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending September 30, 2022. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our executive offices at 1061 E. Indiantown Road, Suite 110, Jupiter, Florida 33477, and its telephone number is (561) 244-7100. The cost for our use of this space is included in the $100 per month fee we pay to an affiliate of our Sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our units began trading on Nasdaq under the symbol “JWACU” on December 7, 2021. On January 7, 2022, the Company’s units became no longer available to trade and shares of the Company’s Class A common stock and rights, which together comprise the units commenced trading separately. The common stock and rights began trading on Nasdaq under the symbols “JWACQ” and “JWACR,” respectively shortly thereafter. Each unit consists of one share of Class A common stock and one right to receive one-eighth of one share of Class A common stock upon the consummation of the Company’s initial business combination. Please see “Note 3. Initial Public Offering” in the Notes to our audited financial statements for the year ended September 30, 2022 for additional information.

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per Unit as reported on Nasdaq for the period from September 14, 2021 (inception) through September 30, 2022.

	Units (JWACU)				Common Stock (JWAC)				Rights (JWACR)
		High		Low		High		Low		High		Low
Year ended September 30, 2022:
Quarter ended December 31, 2021	$	N/A	$	N/A	$	N/A	$	N/A	$	N/A	$	N/A
Quarter ended March 31, 2022	$	N/A	$	N/A		$10.00		$9.82		$0.36		$0.17
Quarter ended June 30, 2022	$	N/A	$	N/A		$10.03		$9.90		$0.21		$0.07
Quarter ended September 30, 2022	$	N/A	$	N/A		$10.04		$9.95		$0.12		$0.06

(b) Holders

At December 23, 2022, there were 0 holders of record of our Units,  4 holders of record of our separately traded common stock, and 4 holder of record of our separately traded Warrants.

(c) Dividends

We have not paid any cash dividends on our Common Stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

Not required for smaller reporting companies.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. References to the “Company,” “us” or “we” refer to Jupiter Wellness Acquisition Corp..

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

All activity through September 30, 2022 relates to our formation, initial public offering, and search for a prospective Initial Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare for the initial public offering, described below, and searching for a prospective Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for targets for our Initial Business Combination.

For the year ended September 30, 2022, we had a net loss of $176,852, which consisted of operating costs of $970,268 and interest income of $793,416 on marketable securities held in the Trust Account.

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

As of September 30, 2022, we had marketable securities held in the Trust Account of $140,173,416 consisting of both cash and U.S. treasury bills with a maturity of 185 days or less.

We had $610,382 of cash held outside of the Trust Account as of September 30, 2022. The Company did not have any cash equivalents as of September 30, 2022.

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

We anticipate that the $610,382 outside of the Trust account as of September 30, 2022 will not be sufficient to allow us to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Moreover, we may need to obtain additional financing to consummate our Initial Business Combination but there is no assurance that new financing will be available to us on commercially acceptable terms. Furthermore, if we are not able to consummate a Business Combination by March 9, 2023, it will trigger our automatic winding up, liquidation and dissolution. We may extend the Combination Period by up to three months if the Sponsor deposits $1,380,000 into our Trust Account for three-month extension but there is no assurance that the Sponsor will do so. These conditions raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We did not have any off-balance sheet arrangements as of September 30, 2022.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Company’s Chief Financial Officer $5,000 in cash per month starting from December 9, 2021. The arrangement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation.

The underwriter was entitled to $4,830,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. Please see “Offering Costs” for further discussion.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JUPITER WELLNESS ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Jupiter Wellness Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Jupiter Wellness Acquisition Corp. (the “Company”) as of September 30, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended September 30, 2022 and the period from September 14, 2021 (inception) through September 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the year ended September 30, 2022 and the period from September 14, 2021 (inception) through September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company’s auditor since 2021.
Houston, Texas
December 30, 2022

JUPITER WELLNESS ACQUISITION CORP.

Balance Sheets

(Audited)

	September 30, 2022	September 30, 2021

Assets
Current assets
Cash	$610,382	$363,135
Prepaid expense	251,085	37,500
Cash and marketable securities held in Trust Account	140,173,416	-
Total current assets	141,034,883	400,635

Total assets	$141,034,883	$400,635

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accrued expense-related party	$8,667	$-
Accrued expense	40,000	-
Deferred underwriting fee	4,830,000	-
Total current liabilities	4,878,667	-

Non-current liabilities
Loan payable - related party	-	371,650
Total non-current liabilities	-	371,650

Total liabilities	4,878,667	371,650

Commitments
Common stock subject to possible redemption, 13,800,000 shares at $10.14 per share	139,973,416	-

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, -0- shares issued and outstanding	—	—
Class A Common stock, $0.0001 par value, 100,000,000 shares authorized, 905,000 and 0 shares issued and outstanding as of September 30, 2022 and September 30, 2021, respectively	91	-
Class B Common stock, $0.0001 par value, 10,000,000 shares authorized, 3,450,000 issued and outstanding as of September 30, 2022 and September 30, 2021(1)	345	345
Additional paid in capital	-	49,655
Retained (deficits)	(3,817,636)	(21,015)
Total Stockholders’ Equity (Deficit)	(3,817,200)	28,985

Total Liabilities and Stockholders’ Equity (Deficit)	$141,034,883	$400,635

(1)	In December 2021, the Company effected a dividend of 575,000 shares of Class B common stock, which resulted in an aggregate of 3,450,000 shares of Class B common stock outstanding. All share and associated amounts have been retroactively restated to reflect the share dividend (see Note 6).

The accompanying notes are an integral part of these audited financial statements

JUPITER WELLNESS ACQUISITION CORP.

Statements of Operations

(Audited)

	For the Year Ended September 30, 2022	For the Period from September 14, 2021 (inception) through September 30, 2021

Operating expense
Officers compensation	$48,667	$-
General and administrative expenses	921,601	21,015
Total operating expense	970,268	21,015

Other income	793,416	-

Net loss	$(176,852)	$(21,015)

Net loss per share:
Weighted average shares outstanding, basic and dilutive
Class A - Common stock	11,884,863	-
Class B - Common stock	3,450,000	3,450,000

Basic and diluted net loss per share
Class A - Common stock	$(0.01)	$(0.01)
Class B - Common stock	$(0.01)	$(0.01)

The accompanying notes are an integral part of these audited financial statements

JUPITER WELLNESS ACQUISITION CORP.

Statements of Changes in Stockholders’ (Deficit)

(Audited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficits	Total
Balance, September 14, 2021 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—

Class B common stock issued for cash	—	—	—	—	3,450,000	345	49,655	—	50,000

Net loss	—	—	—	—	—	—	—	(21,015)	(21,015)

Balance, September 30, 2021	—	$—	—	$—	3,450,000	$345	$49,598	$(21,015)	$28,985

Sale of 13,800,000 Units at IPO	—	—	13,800,000	1,380	—	—	137,998,620	—	138,000,000

Offering Cost-Funds Flow	—	—	—	—	—	—	(3,155,917)	—	(3,155,917)

Class A units issued for Representative shares	—	—	276,000	28	—	—	(28)	—	-

Deferred underwriting fee	—	—	—	—	—	—	(4,830,000)	—	(4,830,000)

Sale of 629,000 private units	—	—	629,000	63	—	—	6,289,937	—	6,290,000

Common stock subject to possible redemption	—	—	(13,800,000)	(1,380)	—	—	(139,378,620)	—	(139,380,000)

Reclassification from negative additional paid-in capital to accumulated deficit	—	—	—	—	—	—	3,026,353	(3,026,353)	-

Accretion for Class A common stock to redemption amount	—	—	—	—	—	—	—	(593,416)	(593,416)

Net loss	—	—	—	—	—	—	—	(176,852)	(176,852)

Balance, September 30, 2022	—	$—	905,000	$91	3,450,000	$345	$—	$(3,817,636)	$(3,817,200)

The accompanying notes are an integral part of these audited financial statements

JUPITER WELLNESS ACQUISITION CORP.

Statements of Cash Flows

(Audited)

	For year ended, September 30, 2022	For the Period from September 14, 2021 (inception) through September 30, 2021

Cash flows from operating activities:
Net loss	$(176,852)	$(21,015)
Adjustments to reconcile net income to net cash
Interest earned on marketable securities held in Trust Account	(325,498)	-
Unrealized gain from the trust account	(467,918)	-
provided by (used in) operating activities:
Changes in operating assets and liabilities:
Prepaid expense	(213,585)	(37,500)
Accrued expense-related party	8,667	-
Accrued expense	40,000	-
Net cash (used in) operating activities	(1,135,186)	(58,515)

Cash flows from investing activities:
Investment of cash in Trust Account	(139,380,000)	-
Net cash (used in) financing activities	(139,380,000)	-

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts and offering expenses paid	134,844,083	-
Proceeds from sale of private units	6,290,000	-
Proceeds from sales of class B common stock	-	50,000
Proceeds (Repayment) to notes payable - related parties	(371,650)	371,650
Net cash provided by financing activities	140,762,433	421,650

Net increase/(decrease) in cash and cash equivalents	247,247	363,135

Cash and cash equivalents at the beginning of the period	363,135	-

Cash and cash equivalents at the end of the period	$610,382	$363,135

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$139,380,000	$-
Deferred Underwriting Fee	$4,830,000	$-
Accretion for Class A common stock to redemption amount	$593,416	$-

The accompanying notes are an integral part of these audited financial statements

JUPITER WELLNESS ACQUISITION CORP.

Notes to Financial Statements

September 30, 2022

Note 1 — Organization and Business Operations

Jupiter Wellness Acquisition Corporation (the “Company”) is a blank check company incorporated on September 14, 2021 under the laws of the State of Delaware for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). On October 26, 2022, the Company identified a target company for a Business Combination and activities in connection with the proposed acquisition of Chijet Inc., a Cayman Islands exempted company (see Note 7). The Company will not generate any operating revenues until after consummation of the initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

As of September 30, 2022, the Company had not yet commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and the its initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected September 30 as its fiscal year end.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Emerging Growth Company Status (Continued)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company had $610,382 and $363,135 in cash as of September 30, 2022 and September 30, 2021, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 or 2021.

Marketable Securities Held in Trust Account

At September 30, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. $140,173,416 and $0 was held in the Trust Account as of September 30, 2022 and 2021, respectively.

Offering Costs Associated with the IPO

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. The Company incurred offering costs amounting to $7,985,917 as a result of the IPO consisting of $2,760,000 in cash of underwriting commissions, $4,830,000 of business combination marketing fee, and $395,917 of other offering costs. As of September 30, 2022, offering costs in the aggregate of $3,155,917 have been charged to stockholders’ equity and $4,830,000 have been classified to current liabilities.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Class A Common Stock Subject to Possible Redemption

All of the 13,800,000 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature. In accordance with the Accounting Standards Codification 480-10-S99-3A “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit. Accordingly, at September 30, 2022, the shares of Class A common stock subject to possible redemption in the amount of $139,380,000 were presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

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

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statement of operations includes a presentation of income (loss) per redeemable public share and income (loss) per non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the public redeemable shares and non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the redeemable shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 77.50% for the redeemable Public Shares and 22.50% for the non-redeemable shares for year ended September 30, 2022, reflective of the respective participation rights. In addition, the Company split the amount to be allocated using a ratio of 0% for the redeemable Public Shares and 100% for the non-redeemable shares for the period from September 14, 2021 (inception) through September 30, 2021, reflective of the respective participation rights.

The earnings per share presented in the statement of operations is based on the following:

	For the year ended September 30, 2022	For the period from September 14, 2020 (Inception) to September 30, 2021
Numerator:
Net loss	$(176,852)	$(21,015)

Denominator:
Denominator for basic earnings per share - Class A- Weighted-average common shares issued and outstanding during the period	11,884,863	-
Denominator for basic earnings per share - Class B- Weighted-average common shares issued and outstanding during the period	3,450,000	3,450,000
Basic and diluted loss per share	$(0.01)	$(0.01)
Diluted loss per share	$(0.01)	$(0.01)

As of September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the Company’s earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (continued)

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There were no unrecognized tax benefits as of September 30, 2022 or September 31, 2021. Deferred tax assets were deemed to be de minimis as of September 30, 2022 and 2021.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2022 and 2021.

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the year ended September 30, 2022 and for the Period from September 14, 2021 (inception) through September 30, 2021.

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

NOTE 3 — PUBLIC OFFERING

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

NOTE 4 — RELATED PARTY TRANSACTIONS

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

Private Placement

Concurrently with the closing of the IPO, the Sponsor and the Underwriters purchased an aggregate of 629,000 Private Placement Units, generating gross proceeds of $6,290,000 in aggregate in a private placement. Each Private Placement Unit will consist of one share of Class A common stock and one right. Each right underlying the Private Placement Unit (the “Private Placement Right”) will entitle the holder to receive one-eighth of one share of Class A common stock at the closing of a Business Combination. The proceeds from the sale of the Private Placement Units have been added to the net proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placements Units and all underlying securities will expire worthless.

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

Accrued Expenses - Related Parties

Pursuant to the executed Offer Letters, the Company agreed to pay the Company’s Chief Financial Officer $5,000 in cash per month starting from December 9, 2021. As of September 30, 2022 and September 30, 2021, the Company had accrued expenses – related parties in amount of $8,667 and $0 in connection with the accrued compensation to the Company’s management and directors.

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

NOTE 4 — RELATED PARTY TRANSACTIONS (Continued)

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and 2021, no Working Capital Loans were outstanding.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

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

NOTE 6 — STOCKHOLDERS’ EQUITY

The Company is authorized to issue a total of 111,000,000 shares, par value of $0.0001 per share, consisting of (a) 110,000,000 shares of common stock, including (i) 100,000,000 shares of Class A common stock, and (ii) 10,000,000 shares of Class B common stock, and (b) 1,000,000 shares of preferred stock (the “Preferred Stock”).

NOTE 6 — STOCKHOLDERS’ EQUITY (Continued)

As of September 30, 2022, there were 905,000 shares of Class A common stock and 3,450,000 shares of Class B common stock issued and outstanding, which such amount having been restated to reflect a 0.2 for 1 stock dividend for each share of Class B common stock outstanding in December 2021 (excluding 13,800,000 shares of Class A common stock subject to possible redemption).

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

As of September 30, 2022, no share of Preferred Stock was issued or outstanding. The designations, voting and other rights and preferences of the Preferred Stock may be determined from time to time by the Company’s board of directors.

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

NOTE 6 — STOCKHOLDERS’ EQUITY (Continued)

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

Note 7 — Subsequent Events

On October 26, 2022, Jupiter Wellness Acquisition Corp., a blank check, special purpose acquisition company incorporated as a Delaware corporation (the “Company”), issued a press release (the “Press Release”) announcing that the Company has entered into a definitive Business Combination Agreement (the “BCA”) on October 25, 2022, with Chijet Inc., a Cayman Islands exempted company (together with its subsidiaries, “Chijet”), each of the referenced holders of Chijet’s outstanding capital shares (collectively, the “Sellers”) and certain other parties formed in connection with the transactions contemplated by the BCA (the “Business Combination”), including Chijet Motor Company, Inc., a Cayman Islands exempted company and a wholly owned subsidiary of Chijet (“Pubco”). Chijet indirectly holds controlling interests in Shandong Baoya New Energy Vehicle Co., Ltd., a Chinese company (“Baoya”), which is a producer and manufacturer of electric vehicles and FAW Jilin Automobile Co., Ltd., a Chinese company (“FAW Jilin”), which manufactures and sells traditional fuel vehicles.

Subject to the terms and conditions of the BCA, Pubco will acquire all of the issued and outstanding shares of Chijet from the Sellers (“Purchased Shares”) in exchange for ordinary shares of Pubco and Chijet shall surrender for no consideration its shares in Pubco, such that Chijet becomes a wholly owned subsidiary of Pubco and the Sellers become shareholders of Pubco (the “Share Exchange”). Immediately thereafter, Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity, as a result of which, (i) the Company shall become a wholly owned subsidiary of Pubco, and (ii) each issued and outstanding security of the Company immediately prior to the consummation of the Business Combination shall no longer be outstanding and shall automatically be cancelled, in exchange for the right of the holder thereof to receive a substantially equivalent security of Pubco (and with the holders of the Company’s publicly traded shares of Class A common stock, par value $0.0001 per share (“Company Class A Common Stock”), that do not redeem their shares also receiving one (1) contingent value right (“CVR,” as defined in the BCA) for each share of Company Class A Common Stock held).

Pursuant to the BCA, at the closing, Pubco shall issue and deliver to the Sellers an aggregate number of Pubco ordinary shares (the “Exchange Shares”) with an aggregate value equal to One Billion Six Hundred Million U.S. Dollars ($1,600,000,000), with each Pubco ordinary share valued at the redemption price, and with each Seller receiving its pro rata share of the applicable Exchange Shares based on the number of Purchased Shares owned by such Seller, divided by the total number of purchased shares owned by all Sellers. However, the issuance to certain of the Sellers (the “Earnout Participants”) of Exchange Shares having a value of Six Hundred and Seventy Four Million U.S. Dollars ($674,000,000), with each of such shares being valued at the redemption price (such Pubco ordinary shares, subject to equitable adjustment for share splits, share dividends, combinations, recapitalizations and the like after the closing, including to account for any equity securities into which such shares are exchanged or converted, and together with the earnings thereof, the “Earnout Shares”), and each of the Earnout Participants shall have the contingent right to receive a pro rata portion of such Earnout Shares and earnings thereon (such pro rata allocation based on the number of Purchased Shares owned by such Earnout Participant, divided by the total number of Purchased Shares owned by all Earnout Participants) based on Pubco and its subsidiaries achieving certain financial performance metrics over for calendar years 2023, 2024 and 2025 or meeting certain stock price metrics from the closing until 30 trading days after the date on which Pubco files its annual report for the calendar year ended December 31, 2023, 2024 and 2025, respectively with the SEC. To the extent that any such Earnout Shares are not earned, they (along with income thereon) will be redistributed pro rata to the holders of CVRs.

On December 5, 2022, the company issued an unsecured promissory note (the “Note”) in the principal amount of $1,380,000 to Chijet. Chijet, entered into a business combination agreement with the Company, among others, on October 25, 2022. The Note is non-interest bearing and payable in cash upon the closing of the Company’s initial business combination. In the event that the Company fails to complete an initial business combination prior to the deadline set forth in its governing document, no payment will be due under the Note and the principal balance of this Note will be forgiven.

In connection with the issuance of the Note, on December 5, 2022, the Company deposited an aggregate of $1,380,000 into the trust account of the Company for its public stockholders, which enables the Company to further extend the period of time it has to consummate its initial business combination by three months from December 8, 2022 to March 9, 2023 (the “Extension”). The Extension is the first of up to two three-month extensions permitted under the Company’s governing documents.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As of September 30, 2022, we did not have changes in, or disagreements with, our independent registered public accounting firm on our accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due to the two material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. The two material weaknesses that have been identified relate to:

(i)	lack of sufficient personal resources to segregate duties within account process
(ii)	lack of written policies and procedures for accounting, information technology, and financial reporting and record keeping

Management intends to implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we plan to continue to establish written policies and procedures for accounting, information technology, and financial reporting and record keeping and hiring additional competent and qualified accounting and reporting personnel.

Management’s Annual Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this Form 10-K, our directors and executive officers are as follows:

Name	Age	Position
Brian S. John	53	Chairman of the Board and Chief Executive Officer
Ke Li	33	Chief Financial Officer
Nancy Torres Kaufman	42	Director
N. Adele Hogan	60	Director
Hans Haywood	54	Director
Robert D. Allison, M.D.	46	Director

Brian S. John has been our Chief Executive Officer since September 2021. Since October 2018, he has been the Chief Executive Officer and a director of Jupiter Wellness, Inc. (NASDAQ: JUPW), a cutting-edge developer of cannabidiol (CBD) based medical therapeutics and wellness products, of which he was a founder. He is the founder of Caro Partners, LLC, a financial consulting firm specializing in assisting emerging growth companies primarily in the sub-$100 million space, and has worked with hundreds of companies in dozens of countries over the last 25 years. Mr. John was the Chief Executive Officer of Teeka Tan Products Inc., a sun care company he co-founded in 2004 and later sold. He also serves on the board of directors of The Learning Center at the Els Center of Excellence–a school for children with autism in Jupiter, Florida. In August 2015, Mr. John voluntarily petitioned the United States Bankruptcy Court in the Southern District of Florida (case #15-24036-PGH) for personal bankruptcy under Chapter 7 of the United States bankruptcy Code, primarily resulting from medical expenses incurred in connection with personal illness. The debtor, Mr. John, was discharged in February 19, 2016 and the matter was terminated in April 2017. There were no allegations of fraud made in the proceedings.

Ke Li has been our Chief Financial Officer since September 2021 and our Secretary since November 2021. Ke is a co-founder of L&L CPAS, PA and has been the Managing Partner since September 2014, leading integrated annual audits of US publicly traded companies, reviewing the quarterly reports with financial statements, and evaluating significant accounting judgements. In addition, since September 2013, Ke has served as an analyst at Greentree Financial Group Inc. which provides financial and accounting advisory services to US public companies. Ke has over 10 years of practical experience in US publicly traded companies with respect to audits, financial statements preparation and compliance, financial analysis, risk assessments, internal control and business combination. Ke is a Certified Public Accountant in the State of Illinois, US.

Nancy Torres Kaufman has served as our director since February 2022, and since January 2021, she has been a director of Jupiter Wellness, Inc. (NASDAQ:JUPW). Ms. Torres Kaufman is the Chairman and CEO of Beacon Capital LLC, a New York family office, recently relocated to Jupiter, Florida. Ms. Torres Kaufman officially founded Beacon Capital as a life science investment advisory platform in 2010 with a focus on life sciences businesses. Based in Jupiter, Florida Ms. Torres Kaufman and the Beacon group of companies are developing the Beacon Pharmaceutical Jupiter venture, a LEED Life Sciences Accelerator smart facility comprised of state-of-the-art physical space and mammalian cell biologics production capabilities to be operated by a world class CDMO. A partnership with the town of Jupiter Florida to cement and expand the life Science ecosystem, which is current home of Scripps, University of Florida, Max Planck Institutes, and Florida Atlantic University, Jupiter Wellness, Inc. and many others. In 2008 she joined the investment banking boutique Violy & Company and began to focus increasingly on her first passion, life sciences. Ms. Torres Kaufman is a Cuban born and raised entrepreneur focused on leveraging venture philanthropy to catalyze the life science and healthcare space. She left Cuba 1994 for the US unaccompanied as a 14-years old. In 1999, Ms. Kaufman was awarded a full academic scholarship to the College of St. Elizabeth, consisting of an accelerated medical program with UMDNJ for a Bachelor of Science Major in Biology with a Chemistry minor. Ms. Kaufman also entered the Women’s Leadership Program at Yale School of Management in 2020.

N. Adele Hogan has been our director since September 2021, and has been a Partner and Co-Chair of the Corporate and Securities Practice Group at Lucosky Bookman LLP from March 2021 until November 2022. From 2012 to March 2021, she was a Partner at Hogan Law Associates PLLC. During 2016, Ms. Hogan was also a Director at Deutsche Bank. From 2009 to 2012, she was Counsel at Cadwalader, Wickersham & Taft LLP; from 2009 to 2012, she was a Partner at White & Case LLP; and from 2005 to 2007, she was a Partner at Linklaters LLP. From 1995 to 2005, Ms. Hogan was a Senior Attorney at Cravath Swaine & Moore LLP. Ms. Hogan received a J.D. from Cornell University Law School in 1985 and a B.A. from Cornell University in 1982.

Hans Haywood has been our director since September 2021, and is currently a principal of HKA Capital Advisors, a platform from which to offer consulting services and develop proprietary trading algorithms, which he founded in 2010. From May 2011 to April 2018, Mr. Haywood was the Co-Chief Investment Officer and a Director of Tempest Capital AG, a Zurich-based family office/private equity fund, responsible for structuring and making activist investments in the technology and natural resource sectors. From May 2009 to March 2011, Mr. Haywood was the Chief Investment Officer of Panda Global Advisors, an emerging markets oriented Global Macro fund with a focus on liquid assets, sovereign credit, interest rates, foreign exchange, equity and commodities, which he founded in 2011. From July 2005 to December 2007, Mr. Haywood was a Partner and Senior Portfolio Manager for Sailfish Capital Partners, a multi-strategy fund, where he co-founded and managed the fund’s global Emerging Markets strategy. From December 1997 to June 2005, he was a Managing director at Credit Suisse where he managed the firm’s proprietary credit portfolio and was jointly responsible for the creation of the firm’s customer-oriented trading platform. Mr. Haywood received a master’s degree in Chemical Engineering from Imperial College, University of London in 1990.

Robert D. Allison, M.D. has been our director since September 2021, and has over 15 years of experience leading clinical research and public health programs for the National Institutes of Health (NIH), the Centers for Disease Control (CDC), the World Health Organization (WHO) and the U.S. Navy. Since February 2021, he has been a medical reviewer in the Division of Antivirals, Office of New Drugs, Center for Drug Evaluation and Research at the U.S. Food and Drug Administration. He has served as the Principal of Quality Management Consultants, LLC, since October 2020, where he leads quality improvement research solutions for the healthcare industry. From January 2019 to February 2020, he was a medical epidemiologist for the CDC supporting hepatitis elimination as a liaison to WHO and COVID-19 response globally. From January 2019 to January 2020 he was the Chief Medical Officer of Sendero Health Plans, Inc., and from January 2016 to January 2019, he was the Chief of the Infectious Diseases Section and Associate Director for Research in the NIH Clinical Center. Dr. Allison has served as an adjunct faculty member in the Department of Health Policy and Management at the Johns Hopkins Bloomberg School of Public Health since March 2017. He received a B.S. in Chemistry in 1997 at the College Of New Jersey, an M.P.H. in infectious diseases epidemiology at the University of South Florida in 2000 and an M.D. from the Florida State University College of Medicine in 2006. From 2006 to 2008 he trained directly under Dr. Harvey J. Alter (Nobel Prize in Medicine, 2020) as a postdoctoral fellow. He completed training in internal medicine at the Naval Medical Center San Diego in 2010 and in preventive medicine at Johns Hopkins in 2014. Dr. Allison has been principal or associate investigator on numerous clinical research studies at the NIH since 2006, has authored over 25 peer-reviewed publications and has 2 patents for his laboratory’s development of a pathogen detection chip.

Involvement in Certain Legal Proceedings

During the past ten years, none of the Company’s executive officers, directors or nominees have (i) been convicted in a criminal proceeding (excluding traffic violations and similar misdemeanors) or (ii) been a party to any judicial or administrative proceeding (except for matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining such person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

During the past ten years except as discussed below (i) no petition has been filed under federal bankruptcy laws or any state insolvency laws by or against any of our executive officers, directors or nominees, (ii) no receiver, fiscal agent or similar officer was appointed by a court for the business or property of any of our executive officers, directors or nominees, and (iii) none of our executive officers, directors or nominees was an executive officer of any business entity or a general partner of any partnership at or within two years before the filing of a petition under the federal bankruptcy laws or any state insolvency laws by or against such entity. All of the Company’s executive officers, directors and nominees listed above are U.S. citizens.

In August 2015, Mr. Brian John voluntarily petitioned the United States Bankruptcy Court in the Southern District of Florida (case #15-24036-PGH) for personal bankruptcy under Chapter 7 of the United States bankruptcy Code, primarily resulting from medical expenses incurred in connection with personal illness. The debtor, Mr. John, was discharged in February 19, 2016 and the matter was terminated in April 2017. There were no allegations of fraud made in the proceedings.

As of the date of this Form 10-K, we are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or any of our executive officers or directors in their corporate capacity.

Number and Terms of Office of Officers and Directors

We have five directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of N. Adele Hogan, Andy Goren and Robert D. Allison will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Brian S. Jones and Hans Haywood, will expire at the second annual meeting of stockholders. Our amended and restated certificate of incorporation will provide that our board of directors may be removed with cause by the affirmative vote of the holders of a majority of the voting power of all of our outstanding stock.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Board Meetings

During our 2022 fiscal year, there were 3 meetings of our board of directors. All of our directors attended at least 75% of the meetings held during fiscal year 2021. All directors are expected to attend meetings of the board of directors, meetings of the Committees upon which they serve and meetings of our stockholders absent cause.

Director Independence

Currently, Mr. Allison, Mr. Haywood, Mrs. Hogan and Mrs. Kaufman would each be considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of our Board would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our independent directors conduct regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our Board reviews and approves all affiliated transactions with any interested director abstaining from such review and approval.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that complies with Nasdaq rules, has been approved by our board of directors and has the composition and responsibilities described below.

Audit Committee

Our audit committee consists of Hans Haywood, Adele Hogan and Nancy Torres Kaufman, each of whom is an independent director under applicable Nasdaq listing standards. Hans Haywood has been appointed chair of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Financial Experts on Audit Committee

Our audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under applicable Nasdaq listing standards. Nasdaq’s standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The Board has determined that Hans Hayward qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

Our compensation committee consists of Hans Haywood and Adele Hogan, each of whom is an independent director under applicable Nasdaq listing standards. The compensation committee’s duties, which are specified in our compensation committee charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, other than the payment to an affiliate of our Sponsor of $100 per month for office space, utilities and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee generally is only responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The JWAC Certificate of Incorporation also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Hans Haywood and Adele Hogan. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Our board of directors also considers director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended September 30, 2022 there were no delinquent filers.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;
●	the opportunity is within the corporation’s line of business; and
●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

JWAC’s Code of Ethics requires it to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) JWAC or any of its subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 4% beneficial owner of JWAC Common Stock, or (c) immediate family member of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

JWAC’s audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent JWAC enters into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to JWAC than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. JWAC also requires each of its directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, if such related party transaction were to occur, JWAC has agreed not to consummate an initial business combination with an entity that is affiliated with any of the Sponsor, officers or directors of JWAC unless JWAC has obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

None of our executive officers has received any cash compensation for services rendered to us. We pay our Chief Financial Officer, Ke Li, a $5,000 monthly fee for his services, which upon completion of our initial business combination or our liquidation, we will cease paying. We will issue to our officers and directors an aggregate of 300,000 shares of JWAC Class A Common Stock within 10 days following the Business Combination, with the same lock-up restrictions and registration rights as the founder shares.

No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsor, officers or directors or any affiliate of our Sponsor, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor, officers or directors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the Combined Company. We have not established any limit on the amount of such fees that may be paid by the Combined Company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post- combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of the date of this Annual Report and as adjusted to reflect the sale of our shares of common stock included in the units sold in this offering and the sale of the private shares (assuming none of the individuals listed purchase units in this offering), by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our officers and directors; and
●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the warrants included in the units, as the warrants are not exercisable within 60 days of the date of this Form 10-K.

	JWAC Common Stock		JWAC Class B Common Stock (2)
Name of Beneficial Owners (1)	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned	Number of Shares Beneficially Owned	Approximate Percentage of Class

JWAC Officers and Directors
Brian John (3)	-	-	-	-
Ke Li (4)	-	-	-	-
Nancy Torres-Kaufman (5)	-	-	-	-
Dr. Robert Allison (5)	-	-	-	-
Hans Haywood (5)	-	-	-	-
Adele Hogan (5)	-	-	-	-
Richard Miller (5)	-	-	-	-
All officers, directors and director nominees as a group (seven individuals)	-	-	-	-
Five Percent or More Shareholders
Jupiter Wellness Sponsor LLC (6)	396,665	2.70%	2,869,335	83.17%
Join Surplus International Ltd (7)	-	-	580,665	16.83%
Saba Capital Management, L.P. (8)	999,942	6.80%	-	-
Lighthouse Investment Partners, LLC (9)	749,997	5.10%	-	-
Yakira Capital Management, Inc. (10)	955,581	6.50%	-	-
Weiss Asset Management LP (11)	798,600	5.43%	-	-

(1)	Unless otherwise indicated, the business address of each of the following entities or individuals is c/o Jupiter Wellness Acquisition Inc., 1061 E. Indiantown Road, Suite 110, Jupiter, Florida 33477.

(2)	Interests shown consist solely of Founder Shares, classified as JWAC Class B Common Stock. According to JWAC certificate of incorporation, JWAC Class B Common Stock will be converted into JWAC Common Stock and likewise exchanged for the right to receive 3,450,000 Pubco Ordinary Shares (following which exchange all shares of JWAC Common Stock and such shares of Class B Common Stock will be cancelled and cease to exist).

(3)	Excludes 100,000 shares of common stock to be issued within 10 days of the consummation of our business combination.

(4)	Excludes 50,000 shares of common stock to be issued within 10 days of the consummation of our business combination.

(5)	Excludes 30,000 shares of common stock to be issued within 10 days of the consummation of our business combination.

(6)	Represents shares held by Jupiter Wellness Sponsor LLC, our sponsor. Brian John is the managing member of our sponsor and may be deemed to have beneficial ownership of the common stock held directly by our sponsor.

(7)	Represents shares held by Join Surplus International Ltd., a limited liability company incorporated in British Virgin Islands (“Join Surplus”). Mr. Feng Wang, the sole shareholder and director of Join Surplus, may be deemed to beneficially own shares held by Join Surplus and has sole voting and dispositive control over such securities. The principal business address of Join Surplus is Suite 802-804 8/F, Jardine House, 1 Connaught Place, Hong Kong SAR.

(8)	According to the Schedule 13G/A filed with the SEC on February 14, 2022, by Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein (“Mr. Weinstein”). Saba Capital, Saba GP and Mr. Weinstein may be deemed to have beneficial ownership of these shares. The principal business address of Saba Capital, Saba GP and Mr. Weinstein is 405 Lexington Avenue, 58th Floor, New York, New York 10174. .

(9)	According to the Schedule 13G/A filed on March 10, 2022 by Lighthouse Investment Partners, LLC (“Lighthouse”), MAP 136 Segregated Portfolio, a segregated portfolio of LMA SPC (“MAP 136”), MAP 204 Segregated Portfolio, a segregated portfolio of LMA SPC (“MAP 204”) and MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC (“MAP 214”). Lighthouse serves as the investment manager of MAP 136, MAP 204 and MAP 214. Because Lighthouse may be deemed to control MAP 136, MAP 204, and MAP 214, as applicable, Lighthouse may be deemed to beneficially own, and to have the power to vote or direct the vote of, and the power to direct the disposition of the Issuer’s Shares reported herein. Each of MAP 136, MAP 204 and MAP 214 are segregated portfolios of LMA SPC, a Cayman Islands segregated portfolio company. Lighthouse is a Delaware limited liability company. The address of the principal business office of Lighthouse, MAP 136, MAP 204 and MAP 214 are 3801 PGA Boulevard, Suite 500, Palm Beach Gardens, FL 33410.

(10)	According to a Schedule 13G filed with the SEC on February 9, 2022 by Yakira Capital Management, Inc on behalf of Yakira Partners, L.P., Yakira Enhanced Offshore Fund Ltd. and MAP 136 Segregated Portfolio (together, the “Reporting Entities”), beneficial ownership of these securities may be attributed to the Reporting Entities. The address of the business office of each of the Reporting Entities is 1555 Post Road East, Suite 202, Westport, CT 06880.

(11)	According to a Schedule 13G filed on February 11, 2022, Weiss Asset Management LP (“Weiss Asset Management”) is the sole investment manager to a private investment partnership (the “Partnership”) and private investment funds (“Funds”). WAM GP LLC (“WAM GP”) is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP. Shares reported for WAM GP, Andrew M. Weiss, Ph.D. and Weiss Asset Management include shares beneficially owned by the Partnership and the Funds. Each of WAM GP, Weiss Asset Management, and Dr. Weiss disclaims beneficial ownership of the shares reported therein as beneficially owned by each except to the extent of their respective pecuniary interest therein. Each of the WAM GP, Weiss Asset Management and Dr. Weiss share voting and dispositive power over the securities reported above, and each share a business address of 222 Berkeley St., 16th Floor, Boston, Massachusetts 02116.

Restrictions on Transfers of Founder Shares and Private shares

Our sponsor beneficially owns approximately 2.70% of our issued and outstanding shares of Class A Common Stock and 83.17% of our issued and outstanding shares of Class B Common Stock. Because of the ownership block held by our sponsor, who is managed by Mr. Brian John, our sponsor and Mr. John may be able to effectively exercise influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of our initial business combination.

The founder shares, private placement units, private placement shares, private placement rights, any shares of Class A common stock issued upon conversion thereof and the post business combination shares are each subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with us to be entered into by our sponsor, officers and directors. Subject to certain limited exceptions, our initial stockholders, officers and directors have agreed not to transfer, assign or sell 50% of their founder shares and post business combination shares, as applicable, until the earlier of (i) six months after the date of the consummation of our initial business combination or (ii) the date on which the closing price of our shares of common stock equals or exceeds $12.50 per share (as adjusted for stock sub-divisions, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and the remaining 50% of the founder shares and post business combination shares, as applicable, may not be transferred, assigned or sold until six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Any permitted transferees will be subject to the same restrictions and other agreements of our initial stockholders, officers and directors with respect to any founder shares and post business combination shares, as applicable. In addition, the lock-up provisions of the insider letter provide that the private placement units, private placement shares, private placement rights, and any shares of Class A common stock issued upon conversion thereof are not transferable or salable until 30 days after the completion of our initial business combination. However, any such securities may be transferred or sold (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our sponsor, or any affiliates of our sponsor, (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of one of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of an initial business combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to the completion of our initial business combination; (g) by virtue of the laws of Delaware or our sponsor’s limited liability company agreement upon dissolution of our sponsor; or (h) in the event of our liquidation, merger, capital stock exchange, reorganization or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (e) or (g) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements, and by the same agreements entered into by our initial stockholders, officers and directors with respect to such securities (including provisions relating to voting, the trust account and liquidation distributions described elsewhere in this prospectus).

In order to meet our working capital needs following the consummation of our initial public offering, our sponsor, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be non-interest bearing and be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into shares of common stock at a price of $10.00 per share. The shares would be identical to the private shares. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment.

Our executive officers and our sponsor are our “promoters,” as that term is defined under the federal securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On September 20, 2021, the Sponsor purchased 2,875,000 shares of JWAC’s Class B Common Stock for an aggregate purchase price of $50,000.

In December 2021, JWAC effected a 0.2 for 1 stock dividend for each share of Class B Common Stock outstanding (which was accounted for as a stock split) of 575,000 shares of Class B Common Stock, which resulted in an aggregate of 3,450,000 shares of Class B common stock outstanding. The Founder Shares include an aggregate of up to 450,000 shares of Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will collectively represent 20% of JWAC’s issued and outstanding shares upon the completion of the IPO. On December 9, 2021, the Underwriter exercised the over-allotment option in full. As a result, no Founder Shares is subject to for forfeiture.

Private Placement

Concurrently with the closing of the IPO, the Sponsor and the underwriters purchased an aggregate of 629,000 private placement units, generating gross proceeds of $6,290,000 in aggregate in a private placement. Each private placement unit consisted of one share of Class A common stock and one right. Each right underlying the private placement unit (the “Private Placement Right”) entitles the holder to receive one-eighth of one share of JWAC Class A Common Stock at the closing of a business combination. The proceeds from the sale of the private placement units were added to the net proceeds from the IPO held in the Trust Account. If the Company does not complete a business combination before March 9, 2023 (or such later date as may be extended by means of a further contribution to the Trust Account in accordance with the JWAC Certificate of Incorporation or amendment to such certificate), the proceeds from the sale of the private placement units will be used to fund the redemption of the public shares (subject to the requirements of applicable law), and the private placements units and all underlying securities will expire worthless.

Executive Compensation

The Company’s Chief Financial Officer receives $5,000 in cash per month as compensation for his services, commencing December 9, 2021.

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

Related Person Transactions Policy and Procedure

JWAC’s Code of Ethics requires it to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) JWAC or any of its subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 4% beneficial owner of JWAC Common Stock, or (c) immediate family member of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

JWAC’s audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent JWAC enters into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to JWAC than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. JWAC also requires each of its directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, if such related party transaction were to occur, JWAC has agreed not to consummate an initial business combination with an entity that is affiliated with any of the Sponsor, officers or directors of JWAC unless JWAC has obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

MaloneBailey, LLP (“MaloneBailey”), an independent registered public accounting firm, has audited our financial statements for the period from September 14, 2021 (inception) through September 30, 2022.

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by MaloneBailey in connection with statutory and regulatory filings. The aggregate fees billed by MaloneBailey for professional services rendered for the audit of our financial statements for the period from September 14, 2021 (inception) through September 30, 2022 totaled approximately $47,500. This amount includes audit fees.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay MaloneBailey any fees for consultations concerning financial accounting and reporting standards for the period from September 14, 2021 (inception) through September 30, 2022.

Tax Fees. We did not pay MaloneBailey any fees for tax planning and tax advice for the period from September 14, 2021 (inception) through September 30, 2022.

All Other Fees. We did not pay MaloneBailey for any other services for the period from September 14, 2021 (inception) through September 30, 2022.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b) Exhibits:

Information in response to this Item is incorporated herein by reference to the Exhibit Index to this Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of December, 2022.

JUPITER WELLNESS ACQUISITION CORP.

By:	/s/ Brian S. John
Name:	Brian S. John
Title:	Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The undersigned hereby constitute and appoint Brian S. John and Ke Li, and each of them, their true and lawful agents and attorneys-in-fact with full power and authority in said agents and attorneys-in-fact, and in any one or more of them, to sign for the undersigned and in their respective names as Directors and officers of Jupiter Wellness Acquisition Corp., any amendment or supplement hereto. The undersigned hereby confirm all acts taken by such agents and attorneys-in-fact, or any one or more of them, as herein authorized.

Signature	Title	Date

/s/ Brian S. John	Chief Executive Officer, Chairman and Director	December 30, 2022
Brian S. John	(Principal Executive Officer)

/s/ Ke Li	Chief Financial Officer	December 30, 2022
Ke Li	(Principal Financial and Accounting Officer)

/s/ Nancy Torres Kaufman	Director	December 30, 2022
Nancy Torres Kaufman

/s/ N. Adele Hogan	Director	December 30, 2022
N. Adele Hogan

/s/ Hans Haywood	Director	December 30, 2022
Hans Haywood

/s/ Robert D. Allison	Director	December 30, 2022
Robert D. Allison

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
1.1	Underwriting Agreement, dated December 6, 2021, by and between the Company and I-Bankers Securities, Inc., as representative of the several underwriters.	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 9, 2021 and incorporated by reference herein.

2.1	Business Combination Agreement dated as of October 25, 2022, among Jupiter Wellness Acquisition Corp., Chijet Inc., Chijet Motor Company, Inc., Chijet Motor (USA) Company, Inc. and the Sellers named therein	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 31, 2022 and incorporated by reference herein.

3.1	Amended and Restated Certificate of Incorporation.	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 9, 2021 and incorporated by reference herein.

3.2	Bylaws.	Previously filed as an exhibit to our Registration Statement on Form S-1 on November 1, 2021 and incorporated by reference herein.

4.1	Rights Agreement, dated December 6, 2021, by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent.	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 9, 2021 and incorporated by reference herein.

4.2	Warrant Agreement, dated December 9, 2021, by and between the Company and I-Bankers Securities, Inc.	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 9, 2021 and incorporated by reference herein.

10.1	Investment Management Trust Agreement, dated December 6, 2021, by and between the Company and American Stock Transfer & Trust Company, LLC, as trustee.	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 9, 2021 and incorporated by reference herein.

10.2	Registration Rights Agreement, dated December 6, 2021, by and among the Company and certain securities holders.	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 9, 2021 and incorporated by reference herein.

10.3	Private Placement Units Purchase Agreement, dated December 6, 2021, by and among the Company, Jupiter Wellness Sponsor LLC and I-Bankers Securities, Inc.	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 9, 2021 and incorporated by reference herein.

10.4	Letter Agreement, dated December 6, 2021, by and among the Company, its officers, its directors, Jupiter Wellness Sponsor LLC and I-Bankers Securities, Inc.	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 9, 2021 and incorporated by reference herein.

10.5	Amendment to Insider Letter dated as of October 25, 2022, among Jupiter Wellness Acquisition Corp., Chijet Motor Company, Inc., Jupiter Wellness Sponsor LLC, I-Bankers Securities, Inc., Join Surplus International Ltd., and the Insiders name therein	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 31, 2022 and incorporated by reference herein.

10.6	Business Combination Marketing Agreement, dated December 6, 2021, by and between the Company and I-Bankers Securities, Inc.	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 9, 2021 and incorporated by reference herein.

10.7	Support Agreement, dated as of October 25, 2022, among Jupiter Wellness Acquisition Corp., Jupiter Wellness Sponsor LLC, Chijet Inc., Chijet Motor Company, Inc., I-Bankers Securities, Inc. and Join Surplus International Ltd.	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 31, 2022 and incorporated by reference herein.

10.8	Form of Lock-Up Agreement dated as of October 25, 2022, among Chijet Motor Company, Inc. and the Holders named therein	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 31, 2022 and incorporated by reference herein.

10.9	Form of Amended and Restated Registration Rights Agreement	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 31, 2022 and incorporated by reference herein.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS*	Inline XBRL Instance Document	Filed herewith.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).	Filed herewith.

*	Filed herewith.

