Form 10-Q
period 2022-12-31
Jupiter Wellness Acquisition Corp.
filed 2023-02-14
CIK 1883799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

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

As of February 14, 2023, there were 14,705,000 shares of Class A common stock and 3,450,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

JUPITER WELLNESS ACQUISITION CORP.
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2022
TABLE OF CONTENTS

i

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

JUPITER WELLNESS ACQUISITION CORP.

Balance Sheets

	December 31, 2022	September 30, 2022
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$320,408	$610,382
Prepaid expense	156,073	251,085
Cash and marketable securities held in Trust Account	142,735,875	140,173,416
Total current assets	143,212,356	141,034,883

Total assets	$143,212,356	$141,034,883

Liabilities and Stockholders’ (Deficit)
Current Liabilities
Accrued expense-related party	$8,667	$8,667
Accrued expense	64,000	40,000
Deferred underwriting fee	4,830,000	4,830,000
Promissory Note	1,380,000	-
Total current liabilities	6,282,667	4,878,667

Total liabilities	6,282,667	4,878,667

Commitments
Common stock subject to possible redemption, 13,800,000 shares at $10.33 per share	142,535,875	139,973,416

Stockholders’ (Deficit)
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, -0- shares issued and outstanding	—	—
Class A Common stock, $0.0001 par value, 100,000,000 shares authorized, 905,000 issued and outstanding as of December 31, 2022 and September 30, 2022	91	91
Class B Common stock, $0.0001 par value, 10,000,000 shares authorized, 3,450,000 issued and outstanding as of December 31, 2022 and September 30, 2022	345	345
Additional paid in capital	-	-
Accumulated (deficits)	(5,606,622)	(3,817,636)
Total Stockholders’ (Deficit)	(5,606,186)	(3,817,200)

Total Liabilities and Stockholders’ (Deficit)	$143,212,356	$141,034,883

The accompanying notes are an integral part of these unaudited financial statements

JUPITER WELLNESS ACQUISITION CORP.

Statements of Operations

	For the Three Months Ended December 31,
	2022	2021

Operating expense
Officers compensation	$15,000	$10,000
General and administrative expenses	393,986	116,123
Total operating expense	408,986	126,123

Other Income/(Expense), net	1,182,459	546

Net Income (loss) before income tax	773,473	(125,577)

Net Income (loss)	$773,473	$(125,577)

Net Income (loss) per share:
Weighted average shares outstanding, basic and dilutive
Class A - Common stock	14,705,000	3,516,413
Class B - Common stock	3,450,000	3,031,250

Basic and diluted net income (loss) per share
Class A - Common stock	$0.04	$(0.02)
Class B - Common stock	$0.04	$(0.02)

The accompanying notes are an integral part of these unaudited financial statements

JUPITER WELLNESS ACQUISITION CORP.

Statements of Changes in Stockholders’ (Deficit)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficits	Total
Balance, September 30, 2021	—	$—	—	$—	3,450,000	$345	$49,655	$(21,015)	$28,985

Sale of 13,800,000 Units at IPO	—	—	13,800,000	1,380	—	—	137,998,620	—	138,000,000

Offering Cost-Funds Flow	—	—	—	—	—	—	(3,155,917)	—	(3,155,917)

Class A units issued for Representative shares	—	—	276,000	28	—	—	(28)	—	-

Deferred underwriting fee	—	—	—	—	—	—	(4,830,000)	—	(4,830,000)

Sale of 629,000 private units	—	—	629,000	63	—	—	6,289,937	—	6,290,000

Common stock subject to possible redemption	—	—	(13,800,000)	(1,380)	—	—	(139,378,620)	—	(139,380,000)

Reclassification from negative additional paid-in capital to accumulated deficit	—	—	—	—	—	—	3,026,353	(3,026,353)	—

Net loss	—	—	—	—	—	—	—	(125,577)	(125,577)

Balance, December 31, 2021	—	$—	905,000	$91	3,450,000	$345	$—	$(3,172,945)	$(3,172,509)

Balance, September 30, 2022	—	$—	905,000	$91	3,450,000	$345	$-	$(3,817,636)	$(3,817,200)

Accretion for Class A common stock to redemption amount	—	—	—	—	—	—	—	(2,562,459)	(2,562,459)

Net income	—	—	—	—	—	—	—	773,473	773,473

Balance, December 31, 2022	—	$—	905,000	$91	3,450,000	$345	$-	$(5,606,622)	$(5,606,186)

The accompanying notes are an integral part of these unaudited financial statements

JUPITER WELLNESS ACQUISITION CORP.

Statements of Cash Flows

	For the Three Months Ended December 31,
	2022	2021

Cash flows from operating activities:
Net Income (loss)	$773,473	$(125,577)
Adjustments to reconcile net income to net cash
Interest earned on marketable securities held in Trust Account	(1,182,459)	(546)
Changes in operating assets and liabilities:
Prepaid expense	95,012	(300,894)
Accrued expense-related party	-	3,667
Accrued expense	24,000	-
Net cash (used in) operating activities	(289,974)	(423,350)

Cash flows from investing activities:
Investment of cash in Trust Account	(1,380,000)	(139,380,000)
Net cash (used in) investing activities	(1,380,000)	(139,380,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts and offering expenses paid	-	134,844,083
Proceeds from sale of private units	-	6,290,000
Proceeds from note payable	1,380,000	-
Proceeds (Repayment) to notes payable - related parties	-	(371,650)
Net cash provided by financing activities	1,380,000	140,762,433

Net increase/(decrease) in cash and cash equivalents	(289,974)	959,083

Cash and cash equivalents at the beginning of the period	610,382	363,135

Cash and cash equivalents at the end of the period	$320,408	$1,322,218

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$-	$139,380,000
Deferred Underwriting Fee	$-	$4,830,000
Accretion for Class A common stock to redemption amount	$2,562,459	$-

The accompanying notes are an integral part of these unaudited financial statements

JUPITER WELLNESS ACQUISITION CORP.

Notes to Financial Statements

December 31, 2022

(UNAUDITED)

Note 1 — Organization and Business Operations

Jupiter Wellness Acquisition Corporation (the “Company”) is a blank check company incorporated on September 14, 2021, under the laws of the State of Delaware for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). On October 26, 2022, the Company identified a target company for a Business Combination and activities in connection with the proposed acquisition of Chijet Inc., a Cayman Islands exempted company (see Note 4). The Company will not generate any operating revenues until after consummation of the initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

As of December 31, 2022, the Company had not yet commenced any operations. All activity December 31, 2022 relates to the Company’s formation and the its initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected September 30 as its fiscal year end.

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

Note 1 — Organization and Business Operations (Continued)

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

Note 1 — Organization and Business Operations (Continued)

The Company will have until 12 months from the closing of the IPO (or 18 months from the closing of the IPO if the Company may extend the period of time to consummate a Business Combination) (the “Combination Period”) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and requirements of other applicable law. On December 6, 2022, the Company extended the Combination Period until March 6, 2023.

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

Note 1 — Organization and Business Operations (Continued)

Underwriting Agreement and Business Combination Marketing Agreement (Continued)

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

Cash and Cash Equivalents

The Company had $320,408 in cash as of December 31, 2022. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022.

Marketable Securities Held in Trust Account

At December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. At December 31, 2022, $142,735,875 was held in the Trust Account.

Offering Costs Associated with the IPO

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. The Company incurred offering costs amounting to $7,985,917 as a result of the IPO consisting of $2,760,000 in cash of underwriting commissions, $4,830,000 of business combination marketing fee, and $395,917 of other offering costs. As of December 31, 2022, offering costs in the aggregate of $3,155,917 have been charged to stockholders’ equity and $4,830,000 have been classified to current liabilities, respectively.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Class A Common Stock Subject to Possible Redemption

All of the 13,800,000 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature. In accordance with the Accounting Standards Codification 480-10-S99-3A “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit. Accordingly, at December 31, 2022, the shares of Class A common stock subject to possible redemption in the amount of $139,380,000 were presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There were no unrecognized tax benefits as of December 31, 2022 and September 30, 2022. Deferred tax assets were deemed to be de minimis as of December 31, 2022 and September 30, 2022.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2022 and September 30, 2022.

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the three months ended December 31, 2022 and 2021.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 4 — Business Combination

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

Pursuant to the BCA, at the closing, Pubco shall issue and deliver to the Sellers an aggregate number of Pubco ordinary shares (the “Exchange Shares”) with an aggregate value equal to One Billion Six Hundred Million U.S. Dollars ($1,600,000,000), with each Pubco ordinary share valued at the redemption price, and with each Seller receiving its pro rata share of the applicable Exchange Shares based on the number of Purchased Shares owned by such Seller, divided by the total number of purchased shares owned by all Sellers. However, the issuance to certain of the Sellers (the “Earnout Participants”) of Exchange Shares having a value of Six Hundred and Seventy Four Million U.S. Dollars ($674,000,000), with each of such shares being valued at the redemption price (such Pubco ordinary shares, subject to equitable adjustment for share splits, share dividends, combinations, recapitalizations and the like after the closing, including to account for any equity securities into which such shares are exchanged or converted, and together with the earnings thereof, the “Earnout Shares”), and each of the Earnout Participants shall have the contingent right to receive a pro rata portion of such Earnout Shares and earnings thereon (such pro rata allocation based on the number of Purchased Shares owned by such Earnout Participant, divided by the total number of Purchased

NOTE 4 — Business Combination (Continued)

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

On December 5, 2022, the company issued an unsecured promissory note (the “Note”) in the principal amount of $1,380,000 to Chijet (See Note 7 for further discussion.). In connection with the issuance of the Note, on December 5, 2022, the Company deposited an aggregate of $1,380,000 into the trust account of the Company for its public stockholders, which enables the Company to further extend the period of time it has to consummate its initial business combination by three months from December 8, 2022 to March 9, 2023 (the “Extension”). The Extension is the first of up to two three-month extensions permitted under the Company’s governing documents.

The business Combination was not closed as of December 31, 2022.

NOTE 5 — RELATED PARTY TRANSACTIONS

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

NOTE 5 — RELATED PARTY TRANSACTIONS (Continued)

Accrued Expenses - Related Parties

Pursuant to the executed Offer Letters, the Company agreed to pay the Company’s Chief Financial Officer $5,000 in cash per month starting from December 9, 2021. As of December 31, 2022 and September 30, 2022, the Company had accrued expenses – related parties in amount of $8,667 in connection with the accrued compensation to the Company’s management and directors.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022, no Working Capital Loans were outstanding.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

NOTE 6 — COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 7 — Promissory Note

On December 5, 2022, the company issued an unsecured promissory note (the “Note”) in the principal amount of $1,380,000 to Chijet. Chijet, entered into a business combination agreement with the Company, among others, on October 25, 2022. The Note is non-interest bearing and payable in cash The earlier of the business combination or liquidation of the Company. In the event that the Company fails to complete an initial business combination prior to the deadline set forth in its governing document, no payment will be due under the Note and the principal balance of this Note will be forgiven.

NOTE 8 — STOCKHOLDERS’ EQUITY

The Company is authorized to issue a total of 111,000,000 shares, par value of $0.0001 per share, consisting of (a) 110,000,000 shares of common stock, including (i) 100,000,000 shares of Class A common stock, and (ii) 10,000,000 shares of Class B common stock, and (b) 1,000,000 shares of preferred stock (the “Preferred Stock”).

As of December 31, 2022, there were 905,000 shares of Class A common stock and 3,450,000 shares of Class B common stock issued and outstanding, which such amount having been restated to reflect a 0.2 for 1 stock dividend for each share of Class B common stock outstanding in December 2021 (excluding 13,800,000 shares of Class A common stock subject to possible redemption).

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

As of December 31, 2022, no share of Preferred Stock was issued or outstanding. The designations, voting and other rights and preferences of the Preferred Stock may be determined from time to time by the Company’s board of directors.

Rights

Each holder of a right will receive one-eighth (1/8) of one share of Class A common stock upon consummation of a Business Combination. In the event the Company will not be the surviving entity upon completion of the Company’s initial Business Combination, each holder of a public right will automatically receive the 1/8 share of Class A common stock underlying such public right (without paying any additional consideration); and each holder of a Private Placement Right or right underlying Units to be issued upon conversion of the Working Capital Loans will be required to affirmatively convert its rights in order to receive the 1/8 share of Class A common stock underlying each right (without paying any additional consideration). If the Company is unable to complete an initial Business Combination within the required time period and public stockholders redeem the public shares for the funds held in the Trust Account, holders of rights will not receive any such funds in exchange for their rights and the rights will

NOTE 8 — STOCKHOLDERS’ EQUITY (Continued)

Rights (Continued)

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

NOTE 9 — SUBSEQUENT EVENTS

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

All activity through December 31, 2022 relates to our formation, initial public offering, and search for a prospective Initial Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2022 were organizational activities and those necessary to prepare for the initial public offering, described below, and searching for a prospective Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for targets for our Initial Business Combination.

For the three months ended December 31, 2022, we had a net income of $773,473, which consisted of operating costs of $408,986 and other income of $1,182,459.

For the three months ended December 31, 2021, we had a net losses of $125,577, which consisted of operating costs of $126,123 and other income of $546.

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

As of December 31, 2022, we had marketable securities held in the Trust Account of $142,735,875 consisting of both cash and U.S. treasury bills with a maturity of 185 days or less.

We had $320,408 of cash held outside of the Trust Account as of December 31, 2022. The Company did not have any cash equivalents as of December 31, 2022.

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

We anticipate that the $320,408 outside of the Trust account as of December 31, 2022 will not be sufficient to allow us to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Moreover, we may need to obtain additional financing to consummate our Initial Business Combination but there is no assurance that new financing will be available to us on commercially acceptable terms. Furthermore, if we are not able to consummate a Business Combination by March 9, 2023, it will trigger our automatic winding up, liquidation and dissolution. We may extend the Combination Period by up to three months if the Sponsor deposits $1,380,000 into our Trust Account for three-month extension but there is no assurance that the Sponsor will do so. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022.

Common Stock Subject to Possible Redemption

All of the 13,800,000 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature. In accordance with the Accounting Standards Codification 480-10-S99-3A “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit. Accordingly, at December 31, 2022, the shares of Class A common stock subject to possible redemption in the amount of $142,535,875 were presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, during the period covered by this report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended December 31, 2022, there have been no changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our registration statements on Form S-1 (Nos. 333-260667 and 333-261513) and our Quarterly Report on Form 10-Q for the period ended December 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Registration Statements or our Quarterly Report on Form 10-Q for the period ended March 31, 2022, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any unregistered equity securities during the three months ended December 31, 2022.

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

JUPITER WELLNESS ACQUISITION CORP.

Date: February 14, 2023	By:	/s/ Brian S. John
	Name:	Brian S. John
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2023	By:	/s/ Ke Li
	Name:	Ke Li
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

