Form 10-Q
period 2023-03-31
Jupiter Wellness Acquisition Corp.
filed 2023-05-19
CIK 1883799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

As of May 19, 2023, there were 14,705,000 shares of Class A common stock and 3,450,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

JUPITER WELLNESS ACQUISITION CORP.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023
TABLE OF CONTENTS

i

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

JUPITER WELLNESS ACQUISITION CORP.

Balance Sheets

	March 31, 2023	September 30, 2022
	(Unaudited)
Assets
Current assets
Cash	$17,731	$610,382
Prepaid expense	112,529	251,085
Cash and marketable securities held in Trust Account	145,433,953	140,173,416
Total current assets	145,564,213	141,034,883

Total assets	$145,564,213	$141,034,883

Liabilities and Stockholders’ (Deficit)
Current Liabilities
Accrued expense-related party	$13,667	$8,667
Accrued expense	145,000	40,000
Franchise tax Payable	50,000	-
Income tax Payable	546,123	-
Deferred underwriting fee	4,830,000	4,830,000
Promissory Note - related party	300,000	-
Extension loan	2,560,000	-
Total current liabilities	8,444,790	4,878,667

Total liabilities	8,444,790	4,878,667

Commitments
Common stock subject to possible redemption	144,837,830	139,973,416

Stockholders’ (Deficit)
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, -0- shares issued and outstanding	-	-
Class A Common stock, $0.0001 par value, 100,000,000 shares authorized, 905,000 issued and outstanding as of March 31, 2023 and September 30, 2022	91	91
Class B Common stock, $0.0001 par value, 10,000,000 shares authorized, 3,450,000 issued and outstanding as of March 31, 2023 and September 30, 2022	345	345
Additional paid in capital	-	-
Accumulated (deficits)	(7,718,843)	(3,817,636)
Total Stockholders’ (Deficit)	(7,718,407)	(3,817,200)

Total Liabilities and Stockholders’ (Deficit)	$145,564,213	$141,034,883

The accompanying notes are an integral part of these unaudited financial statements

JUPITER WELLNESS ACQUISITION CORP.

Statements of Operations

	For the Six Months Ended March 31,		For the Three Months Ended March 31,
	2023	2022	2023	2022

Operating expense
Officers compensation	$30,000	$18,667	$15,000	$8,667
Franchise Tax	100,000	-	50,000	-
General and administrative expenses	1,261,207	346,489	1,155,037	230,366
Total operating expense	1,391,207	365,156	1,220,037	239,033

Other Income/(Expense), net	2,700,587	(12,845)	1,518,128	(13,391)

Net Income (loss) before income tax	1,309,380	(378,001)	298,091	(252,424)

Income Tax	(546,123)	-	(308,307)	-

Net Income (loss)	$763,257	$(378,001)	$(10,216)	$(252,424)

Net income (loss) per share:
Weighted average shares outstanding, basic and dilutive
Class A - Common stock	14,705,000	9,049,231	14,705,000	14,705,000
Class B - Common stock	3,450,000	3,238,324	3,450,000	3,450,000

Basic and diluted net income (loss) per share
Class A - Common stock	$0.04	$(0.03)	$(0.00)	$(0.01)
Class B - Common stock	$0.04	$(0.03)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements

JUPITER WELLNESS ACQUISITION CORP.

Statements of Changes in Stockholders’ (Deficit)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficits	Total
Balance, September 30, 2021	—	$—	—	$—	3,450,000	$345	$49,655	$(21,015)	$28,985

Sale of 13,800,000 Units at IPO	—	—	13,800,000	1,380	—	—	137,998,620	—	138,000,000

Offering Cost-Funds Flow	—	—	—	—	—	—	(3,155,917)	—	(3,155,917)

Class A units issued for Representative shares	—	—	276,000	28	—	—	(28)	—	—

Deferred underwriting fee	—	—	—	—	—	—	(4,830,000)	—	(4,830,000)

Sale of 629,000 private units	—	—	629,000	63	—	—	6,289,937	—	6,290,000

Common stock subject to possible redemption	—	—	(13,800,000)	(1,380)	—	—	(139,378,620)	—	(139,380,000)

Reclassification from negative additional paid-in capital to accumulated deficit	—	—	—	—	—	—	3,026,353	(3,026,353)	—

Net loss	—	—	—	—	—	—	—	(125,577)	(125,577)

Balance, December 31, 2021	—	$—	905,000	$91	3,450,000	$345	$—	$(3,172,945)	$(3,172,509)

Net loss	—	—	—	—	—	—	—	(252,424)	(252,424)

Balance, March 31, 2022	—	$—	905,000	$91	3,450,000	$345	$—	$(3,425,369)	$(3,424,933)

Balance, September 30, 2022	—	$—	905,000	$91	3,450,000	$345	$—	$(3,817,636)	$(3,817,200)

Additional amount deposited into trust	—	—	—	—	—	—	—	(1,380,000)	(1,380,000)

Accretion for Class A common stock to redemption amount	—	—	—	—	—	—	—	(1,182,459)	(1,182,459)

Net loss	—	—	—	—	—	—	—	773,473	773,473

Balance, December 31, 2022	—	$—	905,000	$91	3,450,000	$345	$—	$(5,606,622)	$(5,606,186)

Additional amount deposited into trust	—	—	—	—	—	—	—	(1,180,000)	(1,180,000)

Accretion for Class A common stock to redemption amount	—	—	—	—	—	—	—	(922,005)	(922,005)

Net loss	—	—	—	—	—	—	—	(10,216)	(10,216)

Balance, March 31, 2023	—	$—	905,000	$91	3,450,000	$345	$—	$(7,718,843)	$(7,718,407)

The accompanying notes are an integral part of these unaudited financial statements

JUPITER WELLNESS ACQUISITION CORP.

Statements of Cash Flows

	For the Six Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net Income (loss)	$763,257	$(378,001)
Adjustments to reconcile net income to net cash
Interest earned on marketable securities held in Trust Account	(2,700,587)	(13,952)
Unrealized loss from the trust account	-	26,797
Changes in operating assets and liabilities:
Franchise tax payable	50,000	-
Income tax payable	546,123	-
Prepaid expense	138,556	(253,119)
Accrued expense-related party	5,000	18,667
Accrued expense	105,000	99,687
Net cash (used in) operating activities	(1,092,651)	(499,921)

Cash flows from investing activities:
Investment of cash in Trust Account	(2,360,000)	(139,380,000)
Net cash (used in) financing activities	(2,360,000)	(139,380,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts and offering expenses paid	-	134,844,083
Proceeds from sale of private units	-	6,290,000
Proceeds from note payable	2,560,000	-
Proceeds (Repayment) to notes payable - related parties	300,000	(371,650)
Net cash provided by financing activities	2,860,000	140,762,433

Net increase/(decrease) in cash and cash equivalents	(592,651)	882,512

Cash and cash equivalents at the beginning of the period	610,382	363,135

Cash and cash equivalents at the end of the period	$17,731	$1,245,647

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash investing and financing activities:
Funds attributable to common stock subject to redemption	$2,560,000	$-
Initial classification of ordinary shares subject to possible redemption	$-	$139,380,000
Deferred Underwriting Fee	$-	$4,830,000
Accretion for Class A common stock to redemption amount	$2,104,464	$-

The accompanying notes are an integral part of these unaudited financial statements

JUPITER WELLNESS ACQUISITION CORP.

Notes to Financial Statements

March 31, 2023

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

As of March 31, 2023, the Company had not yet commenced any operations. All activity as of March 31, 2023, relates to the Company’s formation and the initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected September 30 as its fiscal year end.

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

The Company will have until 12 months from the closing of the IPO (or 18 months from the closing of the IPO if the Company may extend the period of time to consummate a Business Combination) (the “Combination Period”) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and requirements of other applicable law. On December 6, 2022, the Company extended the Combination Period until March 8, 2023. On March 6, 2023, the Company deposited another extension payment to extend the Combination Period until June 8, 2023.

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

Cash and Cash Equivalents

The Company had $17,731 in cash as of March 31, 2023. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023.

Marketable Securities Held in Trust Account

At March 31, 2023, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. At March 31, 2023, $145,433,953 was held in the Trust Account.

Offering Costs Associated with the IPO

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. The Company incurred offering costs amounting to $7,985,917 as a result of the IPO consisting of $2,760,000 in cash of underwriting commissions, $4,830,000 of business combination marketing fee, and $395,917 of other offering costs. As of March 31, 2023, offering costs in the aggregate of $3,155,917 have been charged to stockholders’ equity and $4,830,000 have been classified to current liabilities, respectively.

Class A Common Stock Subject to Possible Redemption

All of the 13,800,000 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature. In accordance with the Accounting Standards Codification 480-10-S99-3A “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit. Accordingly, at March 31, 2023, the shares of Class A common stock subject to possible redemption in the amount of $144,837,830 were presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Stock-Based Compensation

The Company recognizes compensation costs to employees under FASB Accounting Standards Codification 718 “Compensation – Stock Compensation” (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options and warrants. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

On September 14, 2021, the inception date, the Company adopted Accounting Standards Update (“ASU”) No. 2018-07 “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation – Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There were no unrecognized tax benefits as of March 31, 2023 and September 30, 2022. Deferred tax assets were deemed to be de minimis as of March 31, 2023 and September 30, 2022.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2023 and September 30, 2022.

Income taxes was accrued for $546,123 and $308,307 for the six and three months ended March 31, 2023, respectively.

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

On March 6, 2023, Jupiter Wellness Acquisition Corp. (the “Company”) issued two unsecured promissory note (the “Note”) in the principal amount totaling of $1,280,000 to Chijet, Inc. In connection with the issuance of the Note, on March 6, 2023, the Company deposited an aggregate of $1,380,000 into the trust account of the Company for its public stockholders, which enables the Company to further extend the period of time it has to consummate its initial business combination by three months from March 9, 2022 to June 8, 2023 (the “Extension”). The Extension is the second of up to two three-month extensions permitted under the Company’s governing documents. The $100,000 balance of the $1,380,000 was funded by the Company itself out of funds available in its operating account.

The business combination was not closed as of March 31, 2023.

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

Accrued Expenses - Related Parties

Pursuant to the executed Offer Letters, the Company agreed to pay the Company’s Chief Financial Officer $5,000 in cash per month starting from December 9, 2021. As of March 31, 2023 and September 30, 2022, the Company had accrued expenses – related parties in amount of $13,667 and $8,667 in connection with the accrued compensation to the Company’s management and directors, respectively.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023, no Working Capital Loans were outstanding.

Promissory Note - Related Party

On March 6, 2023, the Company issued an unsecured promissory note in the principal amount of $100,000 to Jupiter Wellness Investment Corp., a wholly owned subsidiary of Jupiter Wellness, Inc. The Note is non-interest bearing and payable in cash upon the earlier of the closing of the Company’s initial business combination and date of liquidation of the Company.

On March 8, 2023, the Company issued an unsecured promissory note in the principal amount of $200,000 to Jupiter Wellness, Inc. This note is non-interest bearing and payable in cash upon the earlier of the closing of the Company’s initial business combination and date of liquidation of the Company.

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

NOTE 7 — PROMISSORY NOTE

On December 5, 2022, the company issued an unsecured promissory note (the “Note”) in the principal amount of $1,380,000 to Chijet. Chijet, entered into a business combination agreement with the Company, among others, on October 25, 2022. The Note is non-interest bearing and payable in cash upon the earlier of the closing of the Company’s initial business combination and date of liquidation of the Company.

On March 6, 2023, the company issued an unsecured promissory note in the principal amount of $1,180,000 to Chijet. The Note is non-interest bearing and payable in cash upon the earlier of the closing of the Company’s initial business combination and date of liquidation of the Company.

On March 6, 2023, the Company issued an unsecured promissory note in the principal amount of $100,000 to Jupiter Wellness Investment Corp., a wholly owned subsidiary of Jupiter Wellness, Inc. The Note is non-interest bearing and payable in cash upon the earlier of the closing of the Company’s initial business combination and date of liquidation of the Company.

On March 8, 2023, the Company issued an unsecured promissory note in the principal amount of $200,000 to Jupiter Wellness, Inc. This note is non-interest bearing and payable in cash upon the earlier of the closing of the Company’s initial business combination and date of liquidation of the Company.

NOTE 8 — STOCKHOLDERS’ EQUITY

The Company is authorized to issue a total of 111,000,000 shares, par value of $0.0001 per share, consisting of (a) 110,000,000 shares of common stock, including (i) 100,000,000 shares of Class A common stock, and (ii) 10,000,000 shares of Class B common stock, and (b) 1,000,000 shares of preferred stock (the “Preferred Stock”).

As of March 31, 2023 and September 30, 2022, there were 905,000 shares of Class A common stock and 3,450,000 shares of Class B common stock issued and outstanding, which such amount having been restated to reflect a 0.2 for 1 stock dividend for each share of Class B common stock outstanding in December 2021 (excluding 13,800,000 shares of Class A common stock subject to possible redemption).

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

As of March 31, 2023 and September 30, 2022, no share of Preferred Stock was issued or outstanding. The designations, voting and other rights and preferences of the Preferred Stock may be determined from time to time by the Company’s board of directors.

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

The Company accounted for the 414,000 warrants as an expense of the IPO resulting in a charge directly to stockholders’ equity. The fair value of Representative Warrants was estimated to be approximately $1,087,164 (or $2.626 per warrant) using the Black-Scholes option-pricing model. The fair value of the Representative Warrants granted to the Underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.18% and (3) expected life of five years. The Representative Warrants and the shares of Class A common stock underlying Representative Warrants have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up immediately following December 9, 2021 pursuant to FINRA Rule 511€)(1). The Representative

Warrants grants to holders demand and “piggy back” rights for periods of five and seven years from December 9, 2021. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of shares issuable upon exercise of the Representative Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the Representative Warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price.

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

All activity through March 31, 2023, relates to our formation, initial public offering, and search for a prospective Initial Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2023, were organizational activities and those necessary to prepare for the initial public offering, described below, and searching for a prospective Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for targets for our Initial Business Combination.

For the six months ended March 31, 2023, we had a net income of $763,257, which consisted of operating costs of $1,391,207 and net other income of $2,700,587.

For the six months ended March 31, 2022, we had a net loss of $378,001, which consisted of operating costs of $365,156 and net other loss of $12,845.

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

As of March 31, 2023, we had marketable securities held in the Trust Account of $145,433,953 consisting of Open-end Non-sweep Money Market Funds.

We had $17,731 of cash held outside of the Trust Account as of March 31, 2023. The Company did not have any cash equivalents as of March 31, 2023.

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

We anticipate that the $17,731 outside of the Trust account as of March 31, 2023 will not be sufficient to allow us to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Moreover, we may need to obtain additional financing to consummate our Initial Business Combination but there is no assurance that new financing will be available to us on commercially acceptable terms. Furthermore, if we are not able to consummate a Business Combination by March 9, 2023, it will trigger our automatic winding up, liquidation and dissolution. We may extend the Combination Period by up to three months if the Sponsor deposits $1,380,000 into our Trust Account for three-month extension but there is no assurance that the Sponsor will do so. These conditions raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies and Estimates

The preparation of the unaudited financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of expenses during the reporting period. We don’t believe there are any critical accounting policies or estimates.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

Common Stock Subject to Possible Redemption

All of the 13,800,000 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature. In accordance with the Accounting Standards Codification 480-10-S99-3A “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit. Accordingly, at March 31, 2023, the shares of Class A common stock subject to possible redemption in the amount of $144,837,830 were presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, during the period covered by this report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2023, there have been no changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our registration statements on Form S-1 (Nos. 333-260667 and 333-261513) and our Quarterly Report on Form 10-Q for the period ended March 31, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Registration Statements or our Quarterly Report on Form 10-Q for the period ended March 31, 2023, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any unregistered equity securities during the six months ended March 31, 2023.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUPITER WELLNESS ACQUISITION CORP.

Date: May 19, 2023	By:	/s/ Brian S. John
	Name:	Brian S. John
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 19, 2023	By:	/s/ Ke Li
	Name:	Ke Li
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

